Form 10-Q
period 1998-06-30
NATIONSRENT INC
filed 1998-09-21
CIK 1062515

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   ----------


                                    FORM 10-Q

                                   (MARK ONE)

             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1998



                                       OR


            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934



                        Commission file number 001-14299



                                NATIONSRENT, INC.
             (Exact name of registrant as specified in its charter)




                  DELAWARE                             31-1570069
     (State or other Jurisdiction of                (I.R.S. Employer
      Incorporation or Organization)               Identification No.)




  450 E. LAS OLAS BLVD., FORT LAUDERDALE, FL.            33301
   (Address of principal executive offices)           (Zip Code)




                                 (954) 760-6550
              (Registrant's telephone number, including area code)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [X]

        The number of shares of Common Stock, par value $0.01 per share, outstanding on August 31, 1998 was 43,1189,694.

                                NATIONSRENT, INC.
                            INDEX TO QUARTERLY REPORT

                                  ON FORM 10-Q

                       FOR THE QUARTER ENDED JUNE 30, 1998



                                     PART I
                              FINANCIAL INFORMATION

                                                                           Page
                                                                          Number
Item 1.    Unaudited Financial Statements

           Consolidated Balance Sheets as of June 30, 1998
             and December 31, 1997.........................................   1

           Consolidated Statements of Income for the Three and Six Months
             Ended June 30, 1998...........................................   2

           Consolidated Statements of Cash Flows for the Six Months
             Ended June 30, 1998...........................................   3

           Notes to Consolidated Financial Statements......................   4


Item 2.    Management's Discussion and Analysis of
             Financial Condition and Results of Operations.................   7


                                     PART II
                                OTHER INFORMATION

Item 2.    Changes in Securities and Use of Proceeds.......................  12

Item 4.    Submission of Matters to a Vote of Security Holders.............  13

Item 6.    Exhibits and Reports on Form 8-K................................  13

Signatures.................................................................  15

                         PART I -- FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS

                                NATIONSRENT, INC.
                           CONSOLIDATED BALANCE SHEETS
                        (In Thousands, Except Share Data)

                                                                            June 30,      December 31,
                                                                              1998            1997
                                                                            --------         -------
                                                                          (Unaudited)
                                     ASSETS

Cash and cash equivalents                                                   $  3,169         $ 1,493
Accounts receivable, net of allowance for doubtful
    accounts of $1,582 and $587 June 30, 1998 and
    December 31, 1997, respectively                                           23,052           5,008
Inventories                                                                    9,577           1,840
Prepaid expenses and other assets                                              9,227             755
Rental equipment, net                                                        137,606          30,619
Property and equipment, net                                                    6,291           2,334
Intangible assets related to acquired businesses, net                        107,034          37,108
                                                                            --------         -------
            Total Assets                                                    $295,956         $79,157
                                                                            ========         =======


                      LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
    Accounts payable                                                        $ 22,034         $ 2,303
    Accrued repair and maintenance expenses                                    2,329             950
    Accrued compensation and related taxes                                     2,999             328
    Accrued expenses and other liabilities                                    10,064           2,579
    Debt                                                                     177,168          42,928
    Income taxes payable                                                         216           1,523
    Deferred income taxes                                                      2,852           2,545
                                                                            --------         -------
       Total liabilities                                                     217,662          53,156
                                                                            --------         -------
Commitments and Contingencies
Stockholders' Equity:
    Preferred stock - $0.01 par value, 5,000,000 shares authorized,
        no shares issued and outstanding                                        --              --
    Common stock - $0.01 par value, 100,000,000 shares
       authorized, 30,118,694 in 1998 and 25,000,000 in 1997
       shares issued and outstanding                                             301             250
    Additional paid-in capital                                                75,699          24,750
    Retained earnings                                                          2,294           1,001
                                                                            --------         -------
       Total stockholders' equity                                             78,294          26,001
                                                                            --------         -------
            Total Liabilities and Stockholders' Equity                      $295,956         $79,157
                                                                            ========         =======


                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                                NATIONSRENT, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                      (In Thousands, Except Per Share Data)



                                                            For The Three      For The Six
                                                             Months Ended     Months Ended
                                                            June 30, 1998     June 30, 1998
                                                            --------------    -------------
                                                                      (Unaudited)
Revenue:
    Equipment rentals                                          $ 18,108          $ 24,019
    Sales of equipment, parts and supplies                       17,251            20,379
                                                               --------          --------
    Total revenue                                                35,359            44,398
                                                               --------          --------
Cost of revenue:
    Cost of equipment rentals, excluding depreciation             6,823             9,484
    Rental equipment depreciation                                 4,042             5,118
    Cost of sales of equipment, parts and supplies               12,226            14,479
                                                               --------          --------
    Total cost of revenue                                        23,091            29,081
                                                               --------          --------
Gross profit                                                     12,268            15,317
Operating expenses:
    Selling, general and administrative expenses                  7,093             8,852
    Non-rental equipment depreciation and amortization              621             1,066
                                                               --------          --------
Operating income                                                  4,554             5,399
                                                               --------          --------
Other (income)/expense:
    Interest expense                                              2,635             3,443
    Interest income                                                 (21)              (42)
    Other, net                                                     (130)             (232)
                                                               --------          --------
                                                                  2,484             3,169
                                                               --------          --------
Income before provision for income taxes                          2,070             2,230
    Provision for income taxes                                      870               937
                                                               --------          --------
Net income                                                     $  1,200          $  1,293
                                                               ========          ========


Net income per share - basic and diluted                       $   0.04          $   0.05
                                                               ========          ========

Weighted average common shares outstanding:
    Basic                                                        26,726            25,820
                                                               ========          ========
    Diluted                                                      26,908            25,945
                                                               ========          ========


                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                                NATIONSRENT, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In Thousands)


                                                                                For The Six
                                                                               Months Ended
                                                                               June 30, 1998
                                                                               -------------
                                                                                (Unaudited)
Cash flows from operating activities:
Net income                                                                       $   1,293
Adjustments to reconcile net income to net cash
    provided by operating activities:
    Depreciation and amortization                                                    6,184
    Gain on sale of rental equipment                                                (1,321)
    Deferred income tax provision                                                      795
    Changes in operating assets and liabilities:
       Accounts receivable                                                          (4,717)
       Inventories                                                                     (52)
       Prepaid expenses and other assets                                            (6,654)
       Accounts payable                                                             15,246
       Accrued expenses and other liabilities                                         (263)
       Income taxes payable                                                         (1,308)
                                                                                 ---------
         Net cash provided by operating activities                                   9,203
                                                                                 ---------
Cash flows from investing activities:
    Acquisitions of businesses, net of cash acquired                               (75,732)
    Purchases of rental equipment                                                  (42,692)
    Purchases of property and equipment                                             (2,234)
    Proceeds from sale of rental equipment                                           5,685
                                                                                 ---------
         Net cash used in investing activities                                    (114,973)
                                                                                 ---------
Cash flows from financing activities:
    Proceeds from issuance of common stock                                          27,600
    Capital contribution                                                            23,400
    Proceeds from debt                                                             131,918
    Repayments of debt                                                             (75,472)
                                                                                 ---------
         Net cash provided by financing activities                                 107,446
                                                                                 ---------
Net increase in cash and cash equivalents                                            1,676
Cash and cash equivalents, beginning of period                                       1,493
                                                                                 ---------
Cash and cash equivalents, end of period                                         $   3,169
                                                                                 =========

Supplemental disclosure of cash flow information:
    Cash paid for interest                                                       $   2,050
                                                                                 =========
    Cash paid for income taxes                                                   $   1,520
                                                                                 =========

Supplemental schedule of noncash investing and financing activities:
     The Company acquired the net assets and assumed certain liabilities of certain businesses as follows:
         Total assets, net of cash acquired                                      $ 168,982
         Total liabilities assumed                                                 (64,491)
         Amounts paid through the issuance of debt                                 (28,759)
                                                                                 ---------
            Net cash paid                                                        $  75,732
                                                                                 =========


                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                               NATIONSRENT, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 JUNE 30, 1997
                                  (Unaudited)

Note 1 - Basis of Presentation

           The accompanying unaudited interim consolidated financial statements have been prepared by NationsRent, Inc. (the "Company") and reflect all adjustments of a normal recurring nature which are, in the opinion of management, necessary for a fair presentation of financial results for the three and six months ended June 30, 1998, in accordance with generally accepted accounting principles for interim financial reporting and pursuant to Article 10 of Regulation S-X. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. These unaudited interim consolidated financial statements should be read in conjunction with the consolidated financial statements for the year ended December 31, 1997 appearing in the Company's Registration Statement on Form S-1, as amended (Commission File No. 333-56233), filed with the Securities and Exchange Commission. The results of operations for the three and six months ended June 30, 1998 are not necessarily indicative of the results which may be reported for the year ending December 31, 1998.

           The unaudited consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All material intercompany transactions and balances have been eliminated in consolidation.

Impact of recently issued accounting standards

           In June 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income," and SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." The Company adopted SFAS No. 130 during the quarter ended June 30, 1998. SFAS No. 130 establishes standards for the reporting and display of comprehensive income and its components in a full set of financial statements. The objective of SFAS No. 130 is to report a measure (comprehensive income) of all changes in equity of an enterprise that result from transactions and other economic events in a period other than transactions with owners. The adoption of SFAS 130 did not have a material impact on the Company's consolidated financial statements, as comprehensive income was equal to net income for all periods presented. The Company is currently evaluating the reporting formats recommended under this Statement. SFAS No. 131 establishes a new method by which companies will report operating segment information. This method requires disclosure of information which is based on the manner in which management organizes the segments within a company for making operating decisions and assessing performance. The Company continues to evaluate the provisions of SFAS No. 131 and, upon adoption, the Company may report operating segments.

           In March 1998, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants issued Statement of Position ("SOP") 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." SOP 98-1 establishes criteria for determining which costs of developing or obtaining internal-use computer software should be charged to expense and which should be capitalized. SOP 98-1 is effective for all transactions entered into in fiscal years beginning after December 15, 1998. The Company does not believe that the adoption of SOP 98-1 will have a material effect on the Company's financial position or results of operations.

           In April 1998, the American Institute of Certified Public Accountants issued Statement of Position No. 98-5. SOP 98-5 requires that all non-governmental entities expense costs of start-up activities, including pre-operating, pre-opening and organization activities, as those costs are incurred. In the opinion of management, the adoption of this Statement will not have a material effect on the Company's financial position or results of operations.
 .

Note 2 - Acquisitions

           The Company is building a nationally branded network of equipment rental locations. Pursuant to this strategy, the Company made eight acquisitions of equipment rental businesses during the six months ended June 30, 1998. The aggregate consideration for these acquisitions consisted of $76,688,000 of cash, $28,759,000 of debt payable to former owners and warrants to purchase 100,000 shares of the Company's $0.01 par value per share common stock ("Common Stock"). The cash portion of the consideration was funded through borrowings under the Company's revolving credit facility (the "Credit Facility"), capital contributions by the founders of the Company and the private placement of the Company's Common Stock. In addition, the Company repaid or assumed outstanding indebtedness of the acquired companies in the aggregate amount of $50,986,000. The acquisitions have been accounted for using the purchase method and, accordingly, the acquired assets and assumed liabilities, including goodwill, have been recorded at their estimated fair values as of the date of acquisition. Purchase accounting values for all acquisitions have been assigned on a preliminary basis, and are subject to adjustment when final information as to the fair values of the net assets acquired is available. The operations of the acquired businesses have been included in the Company's consolidated statement of income since the date of each respective acquisition.

           The following table sets forth the estimated fair value of the assets acquired and liabilities assumed for the aforementioned acquisitions (in thousands):


                  Assets, including cash                    $99,522
                  Goodwill                                   70,025
                  Other intangibles                             389
                  Liabilities                                64,491

           The following table sets forth the unaudited pro forma consolidated results of operations for the six months ended June 30, 1998 giving effect to the aforementioned acquisitions as if such acquisitions had occurred on January 1, 1998 (in thousands, except per share data):


                  Revenue                                   $83,183
                  Net income                                  2,250
                  Basic and diluted earnings per share      $  0.11


Note 3 - Common Stock

           In June 1998, the founding stockholders of the Company made an additional capital contribution of $17,400,000. Also, in June 1998, the Company sold an aggregate of 5,118,694 shares of common stock in a private placement for aggregate proceeds of $27,600,000. Investors in the private placement included Company employees and associates of the founding stockholders of the Company.

Note 4 - Seasonality

           The Company's initial acquisitions have been primarily in the Midwest region of the United States. The Company's revenue and income are dependent upon the activity in the construction industry in the markets served by the Company. Construction activity is dependent upon weather and the traditional seasons for construction work. Because of this variability in demand, the Company's quarterly revenue may fluctuate, and revenue for the first quarter of each year can be expected to be lower than the remaining quarters. Although the Company believes that the historical trend in quarterly revenue for the second, third and fourth quarters of each year is generally higher than the first quarter, there can be no assurance that this will occur in future periods. Accordingly, quarterly or other interim results should not be considered indicative of results to be expected for any quarter or for the full year.

Note 5 - Earnings Per Share

           The following table sets forth the computation of basic and diluted earnings per share:


                                                                          Three Months     Six Months
                                                                             Ended            Ended
                                                                          June 30,1998    June 30,1998
                                                                          ------------    ------------
                                                                       (In Thousands, Except Per Share Data)
Numerator:
   Net income                                                                 $ 1,200         $ 1,293
                                                                              =======         =======
Denominator:
   Denominator for basic earnings per share - weighted-average shares          26,726          25,820
   Effect of dilutive securities:
     Employee stock options                                                       182             125
                                                                              -------         -------
   Denominator for diluted earnings per share - adjusted weighted-
     average shares                                                            26,908          25,945
                                                                              =======         =======

Basic earnings per share                                                      $  0.04         $  0.05
                                                                              =======         =======
Diluted earnings per share                                                    $  0.04         $  0.05
                                                                              =======         =======

Note 6 - Subsequent Events

           The Company has completed 13 acquisitions of rental equipment businesses since June 30, 1998 for aggregate consideration of $155,503,000. Such consideration consisted of $130,426,000 of cash, $15,850,000 of subordinated convertible debt and 1,241,640 shares of Common Stock. The cash portion of the consideration was funded through borrowings under the Credit Facility. Each of the acquisitions has been accounted for using the purchase method.

           In July 1998, the Company amended its Credit Facility to increase the limit for cash borrowings and letters of credit from $165,000,000 to $265,000,000.

           In August 1998, the Company consummated its initial public offering of 13,000,000 shares of common stock at $8.00 per share. The Company received net proceeds of approximately $96,470,000 after deducting underwriting discounts and commissions and offering expenses. The Company used all of the net proceeds to repay a portion of the outstanding borrowings of the Company under its Credit Facility.

           In September 1998, the Company received a commitment letter from its lenders to increase its Credit Facility to $440,000,000 by adding a $175,000,000 term loan to the Credit Facility.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

           The following discussion and analysis of the Company's consolidated results of operations and financial condition should be read in conjunction with the unaudited interim consolidated financial statements and notes thereto, included herein and the consolidated financial statements for the year ended December 31, 1997 appearing in the Company's Registration Statement on Form S-1, as amended (Commission File No. 333-56233), filed with the Securities and Exchange Commission.

General

           The Company was formed on August 14, 1997 for the purpose of creating a nationally branded network of equipment rental locations offering a broad selection of equipment primarily to the construction and industrial segments of the equipment rental industry in the United States.

           The Company made eight acquisitions of equipment rental businesses during the six months ended June 30, 1998. Consideration for these acquisitions consisted of $76,688,000 of cash, $28,759,000 of debt payable to former owners and warrants to purchase 100,000 shares of the Company's $0.01 par value per share common stock ("Common Stock"). The cash portion of the consideration was funded through borrowings under the Company's Credit Facility. In addition, the Company repaid or assumed outstanding indebtedness of the acquired companies in the aggregate amount of $50,986,000. The acquisitions have been accounted for using the purchase method and, accordingly, the acquired assets and assumed liabilities, including goodwill, have been recorded at their estimated fair values as of the date of acquisition. Purchase accounting values for all acquisitions have been assigned on a preliminary basis, and are subject to adjustment when final information as to the fair values of the net assets acquired is available. The operations of the acquired businesses have been included in the Company's consolidated statement of income since the date of each respective acquisition.

           The Company derives its revenue from (i) equipment rental, (ii) sale of used equipment, (iii) sale of new equipment and (iv) sale of spare parts and supplies, maintenance and repair services. The growth of rental revenue is dependent on several factors including demand for rental equipment, the amount and quality of equipment available for rent, rental rates and general economic conditions. Revenue generated from the sale of used equipment is affected by price, general economic conditions and the condition of the equipment. Revenue from the sale of new equipment is affected by price and general economic conditions. Revenue from the sale of spare parts and supplies, maintenance and repair services is primarily affected by equipment rental and sales volume.

           The principal components of the Company's cost of revenue include depreciation of rental equipment, costs of new and used equipment sold, personnel costs, occupancy costs, repair and maintenance costs and vehicle operations. Rental equipment depreciation is calculated using the straight-line method over the estimated useful life of such equipment. The range of useful lives estimated by management for rental equipment is two to eight years and is depreciated to a salvage value of zero to ten percent of original cost. Certain lift equipment is depreciated over a ten-year period.

           Selling, general and administrative expense includes management salaries, advertising and marketing, travel, administrative and clerical salaries and data processing.

           Non-rental equipment depreciation and amortization includes the depreciation of fixed assets that are not offered for rent, amortization of leasehold improvements and amortization of intangible assets related to the acquired businesses.

           Since the Company was not in existence during the second quarter of 1997, the following discussion of the results of operations does not set forth any prior year comparisons.

Results of Operations

                    Three and Six Months Ended June 30, 1998

           Revenue. The following table sets forth the Company's revenue by type for the three and six months ended June 30, 1998 (in thousands, except percentages):


                                                         Three Months             Six Months
                                                        Ended June 30,           Ended June 30,
                                                             1998                    1998
                                                     ------------------      ------------------
Equipment rentals                                    $18,108        51%      $24,019        54%
Sales of equipment, parts, supplies and service       17,251        49        20,379        46
                                                     -------       ---       -------       ---
                                                     $35,359       100%      $44,398       100%
                                                     =======       ===       =======       ===

           The Company expects the proportion of equipment rental revenue as a percentage of total revenue to increase as it expands rental equipment inventory at its locations and as it targets acquisition candidates with equipment rental revenue as a percentage of total revenue of greater than 60%.

           Gross profit. Gross profit for the three and six months ended June 30, 1998 was $12,268,000 or 34.7% of revenue and $15,317,000 or 34.5% of revenue, respectively.

           Operating expenses. Selling, general and administrative ("SGA") expenses for the three and six months ended June 30, 1998 were $7,093,000 or 20.0% of revenue and $8,852,000 or 19.9% of revenue, respectively. Non-rental equipment depreciation and amortization for the three and six months ended June 30, 1998 was $621,000 or 1.8% of revenue and $1,066,000 or 2.4% of revenue, respectively.

           Other income and expense. Interest expense for the three and six months ended June 30, 1998 was $2,635,000 or 7.4% of revenue and $3,443,000 or 7.8% of revenue, respectively. Interest expense is primarily attributable to the Company's Credit Facility and subordinated notes issued for acquisitions.

           Income taxes. The Company's effective income tax rate for the three and six months ended June 30, 1998 was 42%. The amount above statutory income tax rates is attributable to non-deductible goodwill amortization for federal income tax purposes.

Liquidity and Capital Resources

           The Company's primary uses of cash have been the funding of acquisitions and capital expenditures. To date, the Company has funded its cash requirements with (i) borrowings under its Credit Facility, (ii) $48,400,000 of equity contributions from the founders of the Company, (iii) $27,600,000 of proceeds from a private placement of the Company's Common Stock and (iv) the use of equipment leases. In August 1998, the Company consummated an initial public offering (the "Offering") of 13,000,000 shares of its Common Stock at $8.00 per share. The Company received net proceeds of approximately $96,470,000 after deducting underwriting discounts and commissions and offering expenses.

           The Company's net cash provided by operations was $9,203,000 for the six months ended June 30, 1998. Net cash used in investing activities was $114,973,000 for the six months ended June 30, 1998. Cash used in investing activities in 1998 was primarily a result of cash consideration of $75,732,000 for the acquisition of businesses, net of cash acquired and $42,692,000 for purchases of rental equipment. Cash provided by financing activities was $107,446,000 for the six months ended June 30, 1998. Cash provided by financing activities was primarily a result of (i) the $23,400,000 of additional equity contributions from the Company's founders, (ii) the $27,600,000 in proceeds from the private placement of the Company's Common Stock and (iii) borrowings under the Company's Credit Facility.

           In March 1998, the Company entered into the Credit Facility, as amended in July 1998, with a syndicate of lenders to provide for up to $265,000,000 of cash borrowings and letters of credit. The Credit Facility has a three-year term scheduled to expire in July 2001. The Credit Facility can be used to complete permitted acquisitions, make capital expenditures, enter into standby letters of credit, or for working capital and other general corporate purposes.

Borrowings under the Credit Facility bear interest at either the BankBoston base rate plus a percentage ranging from 0.00% to 0.50% or, at the Company's option, the Eurodollar market rate plus a percentage ranging from 1.50% to 2.75%. The percentage over the BankBoston base rate or the Eurodollar market rate is based on the Company's financial performance as measured by the total funded debt ratio (the "Pricing Ratio"). The Credit Facility is secured by a security interest in substantially all of the assets of the Company. The Credit Facility also imposes, among other covenants, a tangible assets to senior debt covenant, a restriction on all of the Company's retained earnings including the declaration and payment of cash dividends, consent requirements on certain acquisitions and a restriction on the ratio of total funded debt to earnings before interest, income taxes, depreciation and amortization. The proceeds from the Credit Facility were used to repay substantially all of the notes payable to financial institutions that were outstanding at December 31, 1997. On June 30, 1998, $106,300,000 of cash borrowings were outstanding under the Credit Facility. In September 1998, the Company received a commitment letter from its lenders to increase its Credit Facility to $440,000,000 by adding a $175,000,000 term loan to the Credit Facility.

           The Company's short-term cash requirements for its existing operations consist of (i) capital expenditures to maintain, modernize and expand its rental equipment inventory, (ii) working capital requirements, and (iii) operating activities such as repair and maintenance of rental equipment, merchandise inventory and other operating activities. The Company estimates that equipment expenditures for its existing locations will be in the range of $90,000,000 to $100,000,000, net of proceeds from used equipment sales, over the next 12 months. In addition, the Company believes that it will be required to make equipment expenditures in connection with new acquisitions. The Company believes that it will be able to finance its short-term cash needs through borrowings under the Credit Facility, the use of equipment leases and cash generated from operations. The Company estimates that such sources will be sufficient to fund the cash required for the Company's existing operations for at least 12 months.

           The Company has opened six new locations within identified "clusters." The Company estimates that the aggregate capital costs associated with each such new location will be in the range of $2,000,000 to $4,500,000. The Company believes that cash generated from operations and borrowings under the Credit Facility will be sufficient to fund these costs without additional debt or equity financings.

           The Company is customizing a management information system, that it expects will be operational in the fourth quarter of 1998. The Company estimates the total cost of installation of such system at the Company's existing locations will range between $5,000,000 and $7,000,000 and believes cash generated from operations and borrowings under the Credit Facility will be sufficient to fund these costs. The Company expects that the incremental costs of installation of such system at additional locations will not be significant on a per location basis.

           The Company plans to continue its acquisition strategy and expects to finance future acquisitions using cash, capital stock, notes and/or assumption of indebtedness. To fully implement its growth strategy and meet the resulting capital requirements, the Company will be required to increase amounts available under the Credit Facility, issue future debt instruments or raise additional capital through equity financings. There can be no assurance that any such increase to the Credit Facility will be available or, if available, will be on terms satisfactory to the Company, or that the Company will be able to successfully complete any future debt or equity financings.

Seasonality and Fluctuations in Operating Results

           The Company's revenue and income are dependent upon activity in the construction industry in the markets served by the Company. Construction activity is dependent upon weather and other seasonal factors affecting construction in the geographic areas where the Company has operations, particularly in the Midwest. Because of this variability in demand, the Company's quarterly revenue may fluctuate, and revenue for the first quarter of each year can be expected to be lower than the remaining quarters. Although the Company believes that the historical trend in quarterly revenue for the second, third and fourth quarters of each year is generally higher than the first quarter, there can be no assurance that this will occur in future periods. Accordingly, quarterly or other interim results should not be considered indicative of results to be expected for any other quarter or for a full year.

           Operating results may fluctuate due to other factors including, but not limited to (i) changes in general economic conditions including changes in national, regional and local construction or industrial activities, (ii) the timing of acquisitions and opening of new locations, (iii) the timing of expenditures for new rental equipment and the disposition of used equipment,
(iv) competitive pricing pressures and (v) increases in interest rates.

           The Company will incur significant expenses in opening new locations, such as employee training, marketing and facility set-up costs. Initially, new locations may generate lower operating margins than established locations and may operate at a loss. In addition, when the Company purchases new rental equipment, the depreciation related to such equipment may contribute to near-term margin decline, because such equipment may not initially generate revenue at a rate that is sufficient to match such increased depreciation expense. As such, the opening of new rental locations and the purchase of new equipment to expand the Company's current rental equipment inventory may reduce the Company's operating margins during a start-up period.

Inflation

           The Company does not believe that inflation has been a significant factor to the cost of its operations or the operations of the Company's predecessor, Sam's Equipment Rental, Inc.

Impact of Recently Issued Accounting Standards

           In June 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income," and SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." The Company adopted SFAS No. 130 during the quarter ended June 30, 1998. SFAS No. 130 establishes standards for the reporting and display of comprehensive income and its components in a full set of financial statements. The objective of SFAS No. 130 is to report a measure (comprehensive income) of all changes in equity of an enterprise that result from transactions and other economic events in a period other than transactions with owners. The adoption of SFAS 130 did not have a material impact on the Company's consolidated financial statements, as comprehensive income was equal to net income for all periods presented. The Company is currently evaluating the reporting formats recommended under this Statement. SFAS No. 131 establishes a new method by which companies will report operating segment information. This method requires disclosure of information which is based on the manner in which management organizes the segments within a company for making operating decisions and assessing performance. The Company continues to evaluate the provisions of SFAS No. 131 and, upon adoption, the Company may report operating segments.

           In March 1998, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants issued Statement of Position ("SOP") 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." SOP 98-1 establishes criteria for determining which costs of developing or obtaining internal-use computer software should be charged to expense and which should be capitalized. SOP 98-1 is effective for all transactions entered into in fiscal years beginning after December 15, 1998. The Company does not believe that the adoption of SOP 98-1 will have a material effect on the Company's financial position or results of operations.

           In April 1998, the American Institute of Certified Public Accountants issued Statement of Position No. 98-5. SOP 98-5 requires that all non-governmental entities expense costs of start-up activities, including pre-operating, pre-opening and organization activities, as those costs are incurred. In the opinion of management, the adoption of this Statement will not have a material effect on the Company's financial position or results of operations.

Year 2000

           The Company's management information system is being developed to ensure that it is Year 2000 compliant. Although the Company does not believe it will suffer any major effects from the Year 2000 issue, there can be no assurance that the Company, or any business acquired by the Company, or any of the Company's customers or vendors will not experience interruptions of operations because of Year 2000 problems. The Company expects to convert all of the systems of the businesses it acquires to the Company's system as soon as practicable after each acquisition is completed. There can be no assurance, however, that all such systems will be converted prior to December 31, 1999. Although the Company does not expect to incur significant expense to address the Year 2000 issue, Year 2000 problems might require the Company to incur unanticipated expenses and such expenses could have a material adverse effect on the Company's business, financial condition, results of operations or prospects.

           The Company is currently gathering information to comply with the recently issued guidance from the Securities and Exchange Commission with regard to disclosure of Year 2000 issues.

Forward-looking Statements

           Certain statements and information included herein constitute "forward-looking statements" within the meaning of the Federal Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance, or achievements of the Company to be materially different from any future results, performance, or achievements expressed or implied by such forward-looking statements. Such factors include, among other things, the ability to develop and implement operational and financial systems to manage rapidly growing operations; competition in the Company's lines of business; the ability to integrate and successfully operate acquired businesses and the risks associated with such businesses; the ability to obtain financing on acceptable terms to finance the Company's operations and growth strategy and for the Company to operate within the limitations imposed by financing arrangements; the possibility of unfavorable changes to the cost or financing of the Company's equipment rental fleet; the Company's dependence on key personnel; and other factors contained in the Company's filings with the Securities and Exchange Commission.

                          PART II -- OTHER INFORMATION

Item 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

(c) Recent Sales of Unregistered Securities

           During the period covered by this report (April 1998 through June
1998), the Company has issued securities in the following transactions. Each of these transactions was intended to be exempt from the registration requirements of the Securities Act of 1933, as amended, by virtue of either Section 4(2) thereunder based on being issued in a transaction not involving a public offering to a limited number of accredited investors or Section 3(b) thereunder based on being issued to a limited number of non-executive employees pursuant to written contracts relating to compensation of such persons.

           In April 1998, the Company granted options to one of its employees to purchase an aggregate of 84,382 shares of Common Stock at exercise price of $6.67 per share. These options vest over a four year period at the rate of 25% per year beginning on the first anniversary of the date of grant.

           In April 1998, in connection with the acquisition of certain assets of Revco Equipment Rentals, Inc., the Company issued a promissory note in the principal amount of $900,000, which is convertible into shares of Common Stock at the option of the holder at $8.00 per share.

           In April 1998, in connection with the acquisition of certain assets of Naples Rent-All and Sales Company ("Naples"), the Company issued a promissory note in the principal amount of $1,000,000, which is convertible into shares of Common Stock at the option of the holder at $8.00 per share.

           In May 1998, in connection with the acquisition of The Bode-Finn Company ("Bode-Finn"), the Company issued promissory notes in an aggregate principal amount of $10,000,000, which are convertible into shares of Common Stock at the option of the holder at $8.00 per share. The Company also issued warrants to purchase 100,000 shares of Common Stock at an exercise price equal to $8.00 per share and with a term of five years commencing 18 months following the consummation of the Company's initial public offering.

           In May 1998, in connection with the acquisition of certain assets of U-Rent-It Company, Inc., the Company issued a promissory note in the principal amount of $500,000, which is convertible into shares of Common Stock at the option of the holder at $8.00 per share.

           In June 1998, the Company issued an aggregate of 5,118,694 shares of Common Stock to accredited investors in a private placement transaction for aggregate proceeds of $27,600,000.

           In June 1998, in connection with the acquisition of A-Action Rentals, Inc., the Company issued a promissory note in the principal amount of $1,000,000, which is convertible into shares of Common Stock at the option of the holder at $8.00 per share.

           In June 1998, in connection with the acquisition of Raymond Equipment Company, Inc. ("Jobs"), the Company issued promissory notes with an aggregate principal amount of $12,000,000, which are convertible into shares of Common Stock at the option of the holder at $8.00 per share.

(d)  Use of Proceeds from Sales of Registered Securities.

           On August 12, 1998, the Company completed an initial public offering (the "Offering") of 13,000,000 shares of Common Stock. The shares of Common Stock sold in the Offering were registered under the Securities Act of 1933, as amended, pursuant to a Registration Statement on Form S-1 (Commission File No. 333-56233), that was declared effective by the Securities and Exchange Commission (the "SEC") on August 6, 1998. The managing underwriters for the Offering were Bear, Stearns & Co. Inc., BT Alex. Brown Incorporated, Donaldson, Lufkin & Jenrette Securities Corporation and NationsBanc Montgomery Securities LLC. The Offering was completed after all of the 13,000,000 shares of Common Stock that were registered were sold to the public at a price of $8.00 per share. The aggregate price of the Offering amount registered and sold for the Company's account was $104,000,000, including an aggregate of

$5,530,000 in underwriting commissions and discounts. The following table sets forth an estimate of all expenses incurred in connection with the Offering, other than underwriting commissions and discounts, all of which amounts are estimated except for the fees of the SEC and the National Association of Securities Dealers, Inc. ("NASD"):

                  SEC registration fee .......................      $   52,923
                  NASD filing fee ............................          25,000
                  New York Stock Exchange original listing fee         100,000*
                  Accounting fees and expenses ...............       1,000,000*
                  Legal fees and expenses ....................         300,000*
                  Printing and engraving expenses ............         425,000*
                  Miscellaneous fees and expenses ............          97,077*
                  Total ......................................      $2,000,000

                  ---------------------
                  * Estimated

           After deducting underwriting discounts and commissions and estimated offering expenses described above, on August 12, 1998, the Company received net proceeds from the Offering of approximately $96,470,000. On August 12, 1998, the Company used all of the net proceeds to repay a portion of the outstanding borrowings of the Company under its Credit Facility, as described in the Registration Statement. None of the net proceeds from the Offering were paid directly or indirectly to any directors or officers of the Company or their associates, to persons owning 10 percent or more of any class of equity securities of the Company, or to affiliates of the Company.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

           In June 1998, in anticipation of the Company's initial public offering, the stockholders of the Company, by unanimous written consent in lieu of a special meeting, approved, adopted and ratified the grant of certain stock options to employees of the Company, the election of H. Wayne Huizenga, Harris
W. Hudson, Gary L. Gabriel and Thomas H. Bruinooge as directors of the Company and the amendment of the certificate of incorporation of the Company.

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

Exhibit
Number                            Description
------                            -----------

 3.1     Amended and Restated Certificate of Incorporation of the Company.

 3.2*    Amended and Restated By-Laws of the Company.

 4.1*    Form of Certificate of Common Stock.

 4.2* Amended and Restated Revolving Credit Agreement, dated as of June 29, 1998, by and among the Company, BankBoston, N.A., LaSalle National Bank, Fleet Bank N.A., NationsBank, N.A., BancBoston Securities, Inc. and other lending institutions named therein.

 4.3* Security Agreement, dated as of March 18, 1998, between the Company and Bank Boston, N.A.

 4.4* Omnibus Amendment to Security Documents, dated as of June 29, 1998, among the Company, its subsidiaries and Bank Boston, N.A.

 4.5* Joinder and Commitment Increase Agreement, dated as of July 15, 1998, among the Company, its subsidiaries, Bank Boston N.A., US Trust and Bankers Trust Company.

 4.6* Notice of Increase in Total Commitment, dated July 15, 1998, by Bank Boston N.A.

10.1* Stock Purchase Agreement dated March 24, 1998 among the Company, Bode-Finn and the shareholders of Bode- Finn, together with Amendment No. I dated April 6, 1998 and Amendment No. 2 dated April 17, 1998.

10.2*    Form of Unsecured Convertible Subordinated Promissory Notes - Bode-Finn

10.3*    Form of Warrant - Bode-Finn

10.4* Registration Rights Agreement dated May 5, 1998 among the Company, Bode-Finn, L.P. and Raymond E. Mason Foundation

10.5* Asset Purchase Agreement dated March 25, 1998 among NationsRent of Indiana, Inc., R.F.L. Enterprises, Inc. ("RFL") and the shareholder of RFL

Exhibit
Number                            Description
------                            -----------

10.6* Asset Purchase Agreement dated April 21, 1998 among NationsRent of Florida, Inc. and Naples

10.7*    Form of Unsecured Convertible Subordinated Promissory Note - Naples

10.8* Stock Purchase Agreement dated May 7, 1998 among the Company, Jobs and the shareholders of Jobs

10.9*    Form of Unsecured Subordinated Promissory Notes - Jobs

10.10*   Form of Unsecured Convertible Subordinated Promissory Note - Jobs

10.11* Asset Purchase Agreement dated May 14, 1998 among the Company and General Rental, Inc.

10.12* Stock Purchase Agreement dated May 30, 1998 among the Company, The J. Kelly Co. ("J. Kelly") and the shareholders of J. Kelly

10.13*   Form of Unsecured Convertible Subordinated Promissory Note - J. Kelly

10.14* Form of Registration Rights Agreement among the Company and the shareholders of J. Kelly

10.15* Asset Purchase Agreement dated June 7, 1998 among the Company, Associated Rental Equipment Management Company, Inc. ("Associated") and the sole shareholder of Associated

10.16*   Form of Unsecured Convertible Subordinated Promissory Note - Associated

10.17*   Form of Registration Rights Agreement - Associated

10.18* Form of Subscription Agreement, dated May 1998, between the Company and certain subscribers

10.19    NationsRent 1998 Stock Option Plan

10.20*   Form of Stock Option Agreement

27.1     Financial data schedule (for SEC use only)

------------------------------------------

* Incorporated by reference to the Registrant's Registration Statement on Form S-1, SEC File No. 333-56233

(b)  Reports on Form 8-K

         No reports on Form 8-K were filed during the quarter ended June 30, 1998.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       NATIONSRENT, INC.


Date: September 21, 1998               By  /s/ James L. Kirk
                                           -------------------------------------
                                           James L. Kirk
                                           Chairman of the Board
                                           President and Chief Executive Officer
                                           (Duly Authorized Officer)

Date: September 21, 1998               By  /s/ Gene J. Ostrow
                                           -------------------------------------
                                           Gene J. Ostrow
                                           Executive Vice President and
                                           Chief Financial Officer
                                           (Principal Financial Officer)

Date: September 21, 1998               By  /s/ Kris E. Hansel
                                           -------------------------------------
                                           Kris E. Hansel
                                           Vice President and Controller
                                           (Principal Accounting Officer)

                                  EXHIBIT LIST
                                  ------------



 3.1     Amended and Restated Certificate of Incorporation of the Company

10.19    NationsRent 1998 Stock Option Plan

27.1     Financial Data Schedule (for SEC use only)