Form 10-Q
period 1998-09-30
NATIONSRENT INC
filed 1998-11-17
CIK 1062515

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   ----------



                                    FORM 10-Q

(MARK ONE)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                For the quarterly period ended September 30, 1998



                                       OR


[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934



                        Commission file number 001-14299



                                NATIONSRENT, INC.
             (Exact name of registrant as specified in its charter)



              DELAWARE                                      31-1570069
     (State or other Jurisdiction of                    (I.R.S. Employer
     Incorporation or Organization)                     Identification No.)


        450 E. LAS OLAS BLVD., FORT LAUDERDALE, FL             33301
        (Address of principal executive offices)            (Zip Code)


                                 (954) 760-6550
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]


         The number of shares of Common Stock, par value $0.01 per share, outstanding on October 31, 1998 was 44,360,334.

                               NATIONSRENT, INC.
                           INDEX TO QUARTERLY REPORT

                                  ON FORM 10-Q

                    FOR THE QUARTER ENDED SEPTEMBER 30, 1998




                                                                                                       PAGE
                                                                                                      NUMBER
                                                                                                      ------
                                     PART I
                              FINANCIAL INFORMATION


Item 1.  Unaudited Financial Statements

         Consolidated Balance Sheets as of September 30, 1998
           and December 31, 1997 .................................................................       1

         Consolidated Statements of Income for the Three and Nine Months Ended
           September 30, 1998 and the period from August 14, 1997 (Inception)
           through September 30, 1997 ............................................................       2

         Consolidated Statements of Cash Flows for the Nine Months Ended
           September 30, 1998 and the period from August 14, 1997 (Inception)
           through September 30, 1997 ............................................................       3

         Notes to Consolidated Financial Statements ..............................................       4


Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations ...       8


                                     PART II
                                OTHER INFORMATION


Item 2.  Changes in Securities and Use of Proceeds ...............................................      14

Item 4.  Submission of Matters to a Vote of Security Holders .....................................      14

Item 6.  Exhibits and Reports on Form 8-K ........................................................      14

Signatures .......................................................................................      15




                           PART I -- FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS
                                  NATIONSRENT, INC.
                             CONSOLIDATED BALANCE SHEETS
                          (In Thousands, Except Share Data)

                                                                       September 30,   December 31,
                                                                           1998           1997
                                                                        ------------   -----------
                                                                                (Unaudited)
                                  ASSETS

Cash and cash equivalents                                                $  9,231      $  1,493
Accounts receivable, net of allowance for doubtful
    accounts of $2,742 and $587 at September 30, 1998 and
    December 31, 1997, respectively                                        48,115         5,008
Inventories                                                                12,406         1,840
Prepaid expenses and other assets                                          11,424           755
Rental equipment, net                                                     316,824        30,619
Property and equipment, net                                                19,416         2,334
Intangible assets related to acquired businesses, net                     245,434        37,108
                                                                         --------      --------
          Total Assets                                                   $662,850      $ 79,157
                                                                         ========      ========


                   LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
    Accounts payable                                                     $ 44,117      $  2,303
    Accrued repair and maintenance expenses                                 4,681           950
    Accrued compensation and related taxes                                  3,520           328
    Accrued expenses and other liabilities                                 23,852         2,579
    Debt                                                                  389,841        42,928
    Income taxes payable                                                      638         1,523
    Deferred income taxes                                                   7,442         2,545
                                                                         --------      --------
      Total liabilities                                                   474,091        53,156
                                                                         --------      --------
Commitments and Contingencies
Stockholders' Equity:
    Preferred stock - $0.01 par value, 5,000,000 shares authorized,
       no shares issued and outstanding                                        --            --
    Common stock - $0.01 par value, 100,000,000
       shares authorized, 44,360,334 shares and 25,000,000
       shares issued and outstanding at September 30, 1998 and
       December 31, 1997, respectively                                        444           250
    Additional paid-in capital                                            180,460        24,750
    Retained earnings                                                       7,855         1,001
                                                                         --------      --------
      Total stockholders' equity                                          188,759        26,001
                                                                         --------      --------
          Total Liabilities and Stockholders' Equity                     $662,850      $ 79,157
                                                                         ========      ========




                 THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF
                    THESE CONSOLIDATED FINANCIAL STATEMENTS.

                                NATIONSRENT, INC.
                   UNAUDITED CONSOLIDATED STATEMENTS OF INCOME
                      (In Thousands, Except Per Share Data)



                                                                                                   From
                                                                                                August 14,
                                                                                                  1997
                                                              Three Months     Nine Months     (Inception)
                                                                  Ended           Ended           Through
                                                              September 30,    September 30,   September 30,
                                                                   1998            1998            1997
                                                              -------------    -------------   ------------

Revenue:
    Equipment rentals                                           $  49,625       $  73,644       $   2,643
    Sales of equipment, parts and supplies                         18,705          39,084             198
                                                                ---------       ---------       ---------
      Total revenue                                                68,330         112,728           2,841
                                                                ---------       ---------       ---------
Cost of revenue:
    Cost of equipment rentals, excluding depreciation              15,711          25,195             577
    Rental equipment depreciation                                   8,437          13,555             326
    Cost of sales of equipment, parts and supplies                 13,611          28,090              78
                                                                ---------       ---------       ---------
      Total cost of revenue                                        37,759          66,840             981
                                                                ---------       ---------       ---------
Gross profit                                                       30,571          45,888           1,860
Operating expenses:
    Selling, general and administrative expenses                   13,435          22,287             286
    Non-rental equipment depreciation and
       amortization                                                 1,865           2,931              64
                                                                ---------       ---------       ---------
Operating income                                                   15,271          20,670           1,510
                                                                ---------       ---------       ---------
Other (income)/expense:
    Interest expense                                                5,948           9,391             104
    Interest income                                                  (102)           (143)            (12)
    Other, net                                                       (162)           (395)             (2)
                                                                ---------       ---------       ---------
                                                                    5,684           8,853              90
                                                                ---------       ---------       ---------
Income before provision for income taxes                            9,587          11,817           1,420
    Provision for income taxes                                      4,026           4,963             614
                                                                ---------       ---------       ---------
Net income                                                      $   5,561       $   6,854       $     806
                                                                =========       =========       =========


Net income per share:
    Basic                                                       $    0.15       $    0.23       $    0.03
                                                                =========       =========       =========
    Diluted                                                     $    0.14       $    0.23       $    0.03
                                                                =========       =========       =========

Weighted average common shares outstanding:
    Basic                                                          37,909          29,894          25,000
                                                                =========       =========       =========
    Diluted                                                        44,271          33,501          25,000
                                                                =========       =========       =========




                 THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF
                    THESE CONSOLIDATED FINANCIAL STATEMENTS.

                                NATIONSRENT, INC.
                 UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In Thousands)

                                                                                                      From
                                                                                                   August 14,
                                                                                                      1997
                                                                                  Nine Months      (Inception)
                                                                                     Ended           Through
                                                                                 September 30,    September 30,
                                                                                      1998             1997
                                                                                 -------------     -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                                         $   6,854       $     806
Adjustments to reconcile net income to net cash
    provided by operating activities:
    Depreciation and amortization                                                     16,742             390
    Gain on sale of rental equipment                                                  (2,910)            (14)
    Deferred income tax provision                                                      3,580             382
    Changes in operating assets and liabilities:
      Accounts receivable                                                            (14,175)           (662)
      Inventories                                                                        917             (40)
      Prepaid expenses and other assets                                               (3,666)             53
      Accounts payable                                                                32,588             496
      Accrued expenses and other liabilities                                             270             (63)
      Income taxes payable                                                              (903)            231
                                                                                   ---------       ---------
        Net cash provided by operating activities                                     39,297           1,579
                                                                                   ---------       ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Acquisitions of businesses, net of cash acquired                                (207,967)        (11,900)
    Purchases of rental equipment                                                    (76,816)           (250)
    Purchases of property and equipment                                               (6,004)             (2)
    Decreases in notes receivable affiliates                                              --           1,358
    Proceeds from sale of rental equipment                                            12,808              71
                                                                                   ---------       ---------
        Net cash used in investing activities                                       (277,979)        (10,723)
                                                                                   ---------       ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from issuance of common stock                                           123,277          15,000
    Capital contribution                                                              23,400              --
    Proceeds from debt                                                               560,173           1,547
    Repayments of debt                                                              (456,885)           (994)
    Debt issuance costs                                                               (3,545)             --
                                                                                   ---------       ---------
        Net cash provided by financing activities                                    246,420          15,553
                                                                                   ---------       ---------
Net increase in cash and cash equivalents                                              7,738           6,409
Cash and cash equivalents, beginning of period                                         1,493              --
                                                                                   ---------       ---------
Cash and cash equivalents, end of period                                           $   9,231       $   6,409
                                                                                   =========       =========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
    Cash paid for interest                                                         $   7,416       $     155
                                                                                   =========       =========
    Cash paid for income taxes                                                     $   1,791       $      98
                                                                                   =========       =========

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
     The Company acquired the net assets and assumed certain liabilities of certain businesses as follows:
        Total assets, net of cash acquired                                         $ 497,008       $  47,804
        Total liabilities assumed                                                   (229,760)        (24,123)
        Amount paid with common stock and warrants                                    (9,227)             --
        Amount paid through the issuance of debt and future payments                 (50,054)        (11,781)
                                                                                   ---------       ---------
          Net cash paid                                                            $ 207,967       $  11,900
                                                                                   =========       =========



                 THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF
                    THESE CONSOLIDATED FINANCIAL STATEMENTS.

                                NATIONSRENT, INC.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1998

NOTE 1 - BASIS OF PRESENTATION

         The accompanying unaudited interim consolidated financial statements have been prepared by NationsRent, Inc. (the "Company") and reflect all adjustments of a normal recurring nature which are, in the opinion of management, necessary for a fair presentation of financial results for the three and nine months ended September 30, 1998 and for the period from August 14, 1997 (Inception) through September 30, 1997, in accordance with generally accepted accounting principles for interim financial reporting and pursuant to Article 10 of Regulation S-X. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. These unaudited interim consolidated financial statements should be read in conjunction with the consolidated financial statements for the period ended December 31, 1997 appearing in the Company's Registration Statement on Form S-1, as amended (Commission File No. 333-56233), filed with the Securities and Exchange Commission. The results of operations for the three and nine months ended September 30, 1998 are not necessarily indicative of the results which may be reported for the year ending December 31, 1998.

         The unaudited interim consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All material intercompany transactions and balances have been eliminated in consolidation.

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

                                NATIONSRENT, INC.
        NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                               SEPTEMBER 30, 1998


NOTE 2 - ACQUISITIONS

         The Company is building a nationally branded network of equipment rental locations. Pursuant to this strategy, the Company made 22 acquisitions of equipment rental businesses during the nine months ended September 30, 1998. The aggregate consideration for these acquisitions was $272,099,000 and consisted of, (i) $212,818,000 of cash, (ii) $44,350,000 of subordinated convertible debt,
(iii) $1,409,000 of subordinated debt, (iv) $4,295,000 of future contractual cash payments, (v) 1,241,640 shares of the Company's common stock, $0.01 par value per share ("Common Stock"), and (vi) warrants to purchase 100,000 shares of Common Stock. In addition, in connection with seven of the acquisitions, the Company has agreed to make up to an aggregate $4,113,000 of future payments to the former owners based on the achievement of certain future operating results. Such payments will be made at various times through July 2001. The cash portion of the consideration was funded through borrowings under the Company's revolving credit facility (the "Credit Facility"), capital contributions by the founders of the Company and a private placement of Common Stock. In addition, the Company repaid or assumed outstanding indebtedness of the acquired companies in the aggregate amount of $196,386,000. The acquisitions have been accounted for using the purchase method and, accordingly, the acquired assets and assumed liabilities, including goodwill, have been recorded at their estimated fair values as of the date of acquisition. Purchase accounting values for all acquisitions have been assigned on a preliminary basis, and are subject to adjustment when final information as to the fair values of the net assets acquired is available. The operations of the acquired businesses have been included in the Company's consolidated statements of income since the date of each respective acquisition.

         The following table sets forth the estimated fair value of the assets acquired and liabilities assumed for the aforementioned acquisitions (in thousands):


                    Assets, including cash         $292,488
                    Goodwill                        208,982
                    Other intangibles                   389
                    Liabilities                     229,760

         The following table sets forth the unaudited pro forma consolidated results of operations for the nine months ended September 30, 1998 giving effect to the aforementioned acquisitions as if such acquisitions had occurred on January 1, 1998 (in thousands, except per share data):


                    Revenue                        $   231,044
                    Net income                          11,763
                    Earnings per share:
                       Basic                       $      0.27
                       Diluted                     $      0.26

NOTE 3 - COMMON STOCK

         During the first nine months of 1998, the founding stockholders of the Company made an additional capital contribution of $23,400,000. In June 1998, the Company sold an aggregate of 5,118,694 shares of Common Stock in a private placement for aggregate proceeds of $27,600,000. Investors in the private placement included Company employees and associates of the founding stockholders of the Company.

         In August 1998, the Company consummated its initial public offering of 13,000,000 shares of Common Stock at $8.00 per share. The Company received net proceeds of approximately $95,677,000 after deducting underwriting discounts and commissions and offering expenses. The Company used all of the net proceeds to repay a portion of the outstanding borrowings of the Company under its Credit Facility.

                                NATIONSRENT, INC.
        NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                               SEPTEMBER 30, 1998


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

NOTE 5 - EARNINGS PER SHARE

         The following table sets forth the computation of basic and diluted earnings per share:

                                                                                                       From
                                                                                                    August 14,
                                                                                                       1997
                                                           Three Months         Nine Months        (Inception)
                                                                Ended              Ended             Through
                                                             September 30,     September 30,       September 30,
                                                                 1998              1998                1997
                                                            --------------     -------------       -------------
                                                                  (In Thousands, Except Per Share Data)
Numerator:
  Net income - basic earnings per share                        $ 5,561            $ 6,854            $   806
  Interest expense on convertible
     subordinated debt, net of income taxes                        488                821                 --
                                                               -------            -------            -------
  Numerator - diluted earnings per share                       $ 6,049            $ 7,675            $   806
                                                               =======            =======            =======

Denominator:
  Denominator for basic earnings per share -
     weighted-average shares                                    37,909             29,894             25,000
  Effect of dilutive securities:
     Convertible subordinated debt                               6,083              3,430                 --
     Employee stock options                                        279                177                 --
                                                               -------            -------            -------
  Denominator for diluted earnings per share -
     adjusted weighted-average shares                           44,271             33,501             25,000
                                                               =======            =======            =======

Basic earnings per share                                       $  0.15            $  0.23            $  0.03
                                                               =======            =======            =======
Diluted earnings per share                                     $  0.14            $  0.23            $  0.03
                                                               =======            =======            =======



NOTE 6 - DEBT

         In September 1998, the Company amended its Credit Facility to increase the facility to include a term loan of $175,000,000 (the "Term Loan") in addition to its existing revolving credit facility of up to $260,000,000 (the "Revolver"). Recently, the Credit Facility was amended further to allow the administrative agent to reallocate the aggregate dollar amounts of the bank commitments between the Revolver and the Term Loan, provided that the aggregate commitment may not be less than $435,000,000 and the aggregate commitment under the Revolver may not be less than $260,000,000. The Revolver has a three-year term scheduled to expire in September 2001 and the Term Loan has a six-year term scheduled to expire in September 2004. The Credit Facility can be used to complete permitted acquisitions, make capital expenditures, enter into standby letters of credit, or for working capital and other general corporate purposes. Borrowings under the Revolver bear interest at either the BankBoston base rate plus a percentage ranging from 0.0% to 0.50% or, at the Company's option, the Eurodollar market rate plus a percentage ranging from 2.00% to 2.75%. The Term Loan bears interest ranging from 3.00% to 3.25% over the Eurodollar market rate. The percentage over

                                NATIONSRENT, INC.
        NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                               SEPTEMBER 30, 1998


the BankBoston base rate or the Eurodollar market rate is based on the Company's financial performance as measured by the total funded debt ratio. The Credit Facility is secured by a security interest in substantially all of the assets of the Company. The Credit Facility also imposes, among other covenants, a tangible assets to senior debt covenant, a restriction on all of the Company's retained earnings including the declaration and payment of cash dividends, consent requirements on certain acquisitions and a restriction on the ratio of total funded debt to earnings before interest, income taxes, depreciation and amortization.

NOTE 7 - SUBSEQUENT EVENTS

         The Company has completed three acquisitions of rental equipment businesses since September 30, 1998 for aggregate consideration of $187,946,000. Such consideration consisted of, (i) $108,076,000 of cash, (ii) $51,770,000 of subordinated convertible debt, and (iii) $28,100,000 of subordinated debt. Also, upon the satisfaction of certain post-closing earnings targets, the Company shall pay additional consideration of $10,000,000 in cash and $10,000,000 in shares of the Company's Common Stock. The cash portion of the consideration was funded through borrowings under the Credit Facility. Each of the acquisitions has been accounted for using the purchase method.

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

         The Company is building a nationally branded network of equipment rental locations. Pursuant to this strategy, the Company made 22 acquisitions of equipment rental businesses during the nine months ended September 30, 1998. The aggregate consideration for these acquisitions consisted of $212,818,000 of cash, $50,054,000 of subordinated debt payable to former owners, 1,241,640 shares of Common Stock and warrants to purchase 100,000 shares of Common Stock. The cash portion of the consideration was funded through borrowings under the Company's Credit Facility, capital contributions by the founders of the Company and a private placement of Common Stock. In addition, the Company repaid or assumed outstanding indebtedness of the acquired companies in the aggregate amount of $196,386,000. The acquisitions have been accounted for using the purchase method and, accordingly, the acquired assets and assumed liabilities, including goodwill, have been recorded at their estimated fair values as of the date of acquisition. Purchase accounting values for all acquisitions have been assigned on a preliminary basis, and are subject to adjustment when final information as to the fair values of the net assets acquired is available. The operations of the acquired businesses have been included in the Company's consolidated statements of income since the date of each respective acquisition.

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

         Since the Company was only in operation for approximately one month during the third quarter of 1997, meaningful comparison to the prior year results can not be made. As such, the following discussion of the results of operations does not set forth any prior year comparisons.

RESULTS OF OPERATIONS



                 THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1998

         REVENUE. The following table sets forth the Company's revenue by type for the three and nine months ended September 30, 1998 (in thousands, except percentages):


                                                     Three Months Ended            Nine Months Ended
                                                     September 30, 1998           September 30, 1998
                                                  -----------------------       -----------------------
Equipment rentals                                 $ 49,625             73%      $ 73,644             65%
Sales of equipment, parts, and supplies             18,705             27         39,084             35
                                                  --------       --------       --------       --------
                                                  $ 68,330            100%      $112,728            100%
                                                  ========       ========       ========       ========



         Equipment rental revenue as a percentage of total revenue was 65% for the nine month ended September 30, 1998. The amount for the three months ended September 30, 1998 exceeded the nine month amounts primarily due to the deferral of used equipment sales scheduled for the end of the third quarter to the fourth quarter of 1998. The Company continues to expand its rental equipment inventory at its current locations and has targeted equipment rental revenue as a percentage of total revenue to be greater than 60%.

         GROSS PROFIT. Gross profit for the three and nine months ended September 30, 1998 was $30,571,000 or 44.7% of revenue and $45,888,000 or 40.7%
of revenue, respectively.

         OPERATING EXPENSES. Selling, general and administrative expenses for the three and nine months ended September 30, 1998 were $13,435,000 or 19.7% of revenue and $22,287,000 or 19.8% of revenue, respectively. Non- rental equipment depreciation and amortization for the three and nine months ended September 30, 1998 was $1,865,000 or 2.7% of revenue and $2,931,000 or 2.6% of revenue, respectively.

         OTHER INCOME AND EXPENSE. Interest expense for the three and nine months ended September 30, 1998 was $5,948,000 or 8.7% of revenue and $9,391,000 or 8.3% of revenue, respectively. Interest expense is primarily attributable to the Company's Credit Facility and subordinated notes issued for acquisitions.

         INCOME TAXES. The Company's effective income tax rate for the three and nine months ended September 30, 1998 was 42%. The amount above statutory income tax rates is attributable to non-deductible goodwill amortization for federal income tax purposes.

LIQUIDITY AND CAPITAL RESOURCES

         The Company's primary uses of cash have been the funding of acquisitions and capital expenditures. To date, the Company has funded its cash requirements with (i) borrowings under its Credit Facility, (ii) $48,400,000 of equity contributions from the founders of the Company, (iii) $27,600,000 of proceeds from a private placement of Common Stock, (iv) $95,677,000 (after deducting underwriting discounts and commissions and offering expenses) from an initial public offering of 13,000,000 shares of Common Stock at $8.00 per share, and (v) the use of equipment leases.

         The Company's net cash provided by operations was $39,297,000 for the nine months ended September 30, 1998. Net cash used in investing activities was $277,979,000 for the nine months ended September 30, 1998. Cash used in investing activities in the first nine months of 1998 was primarily a result of cash consideration of $207,967,000 for the acquisition of businesses, net of cash acquired and $76,816,000 for purchases of rental equipment. Cash provided by financing activities during this period was $246,420,000 for the nine months ended September 30, 1998. Cash provided by financing activities was primarily a result of (i) $23,400,000 of additional equity contributions from the Company's founders, (ii) $27,600,000 in proceeds from a private placement of Common Stock,
(iii) $95,677,000 (after deducting underwriting discounts and commissions and offering expenses) from an initial public offering of 13,000,000 shares of Common Stock at $8.00 per share, and (iv) borrowings under the Company's Credit Facility.

         In September 1998, the Company amended its Credit Facility to increase the facility to include a term loan of $175,000,000 (the "Term Loan") in addition to its existing revolving credit facility of up to $260,000,000 (the "Revolver"). Recently, the Credit Facility was amended further to allow the administrative agent to reallocate the aggregate dollar amounts of the bank commitments between the Revolver and the Term Loan, provided that the aggregate commitment may not be less than $435,000,000 and the aggregate commitment under the Revolver may not be less than $260,000,000. The Revolver has a three-year term scheduled to expire in September 2001 and the Term Loan has a six-year term scheduled to expire in September 2004. The Credit Facility can be used to complete permitted acquisitions, make capital expenditures, enter into standby letters of credit, or for working capital and other general corporate purposes. Borrowings under the Revolver bear interest at either the BankBoston base rate plus a percentage ranging from 0.0% to 0.50% or, at the Company's option, the Eurodollar market rate plus a percentage ranging from 2.00% to 2.75%. The Term Loan bears interest ranging from 3.00% to 3.25% over the Eurodollar market rate. The percentage over the BankBoston base rate or the Eurodollar market rate is based on the Company's financial performance as measured by the total funded debt ratio. The Credit Facility is secured by a security interest in substantially all of the assets of the Company. The Credit Facility also imposes, among other covenants, a tangible assets to senior debt covenant, a restriction on all of the Company's retained earnings including the declaration and payment of cash dividends, consent requirements on certain acquisitions and a restriction on the ratio of total funded debt to earnings before interest, income taxes, depreciation and amortization. On September 30, 1998, $87,500,000 and $175,000,000 of cash borrowings were outstanding under the Revolver and Term Loan, respectively.

         The Company's short-term cash requirements for its existing operations consist of (i) capital expenditures to maintain, modernize and expand its rental equipment inventory, (ii) working capital requirements, and (iii) operating activities such as repair and maintenance of rental equipment, purchase of merchandise inventory and other operating activities. The Company estimates that equipment expenditures for its existing locations will be in the range of $90,000,000 to $100,000,000, net of proceeds from used equipment sales, over the next 12 months. In addition, the Company believes that it will be required to make equipment expenditures in connection with new acquisitions. The Company believes that it will be able to finance its short-term cash needs through borrowings under the Credit Facility, the use of equipment leases and cash generated from operations. The Company estimates that such sources will be sufficient to fund the cash required for the Company's existing operations for at least 12 months.

         During the nine months ended September 30, 1998, the Company has opened six new locations within identified "clusters." The Company estimates that the aggregate capital costs associated with each such new location will be in the range of $2,000,000 to $4,500,000. The Company believes that cash generated from operations and borrowings under the Credit Facility will be sufficient to fund these costs without additional debt or equity financings.

         The Company has customized a management information system that became operational in the fourth quarter of 1998. The Company estimates the total cost of installation of such system at the Company's existing locations will range between $5,000,000 and $7,000,000 and believes cash generated from operations and borrowings under the Credit Facility will be sufficient to fund these costs. The Company expects that the incremental costs of installation of such system at additional locations will not be significant on a per location basis.

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

YEAR 2000

         Since many computer systems and other equipment with embedded chips or processors use only two digits to represent the year, these systems may be unable to process accurately certain data before, during or after the year 2000. As a result, business and governmental entities are at risk for possible miscalculations or systems failures causing disruptions in their business operations. This is commonly known as the Year 2000 issue.

         The Company began developing its own management information system (the "System") during the second quarter of 1998. The Company's System has been developed to ensure that it is Year 2000 compliant. In October 1998, the Company began converting its operations to the new System and has converted 8 of its locations. The Company expects to have all of its current operations converted to the new System by the end of the second quarter of 1999.

         Although the Company does not believe it will suffer any material effects from the Year 2000 issue in its current operations, there can be no assurance that the Company will be able to convert the systems of future acquisitions in a timely manner to avoid any Year 2000 issues. The Company intends to convert all of the systems of the businesses it acquires to the Company's System as soon as practicable after each acquisition is completed. There can be no assurance, however, that all such systems will be converted prior to December 31, 1999.

         The Company relies on third-party suppliers for operating supplies, merchandise for resale, utilities, transportation, equipment for rent and retail sales and other key services. Interruption of any such third-party's operations due to Year 2000 issues could have a material adverse effect on the Company's operations. The Company has begun efforts to evaluate the progress of the Company's critical third-party suppliers relative to their Year 2000 issues. This evaluation process is scheduled for completion by the end of the second quarter in 1999. These activities are intended to provide a means of managing risk, but cannot eliminate the potential for disruption due to third-party failure.

         The Company is also dependent upon its customers for revenue and cash flow. Year 2000 interruptions in the Company's customers' operations could result in reduced revenue, decreased utilization of rental equipment, increased inventory levels of merchandise, increased accounts receivable levels and cash flow reductions. The Company has a very broad customer base which should minimize the impact of isolated failures of its customers' systems. The Company has begun efforts to evaluate the progress of its critical customers relative to their Year 2000 issues. This evaluation process is scheduled for completion by the end of the second quarter in 1999.

         Contingency plans for Year 2000-related interruptions are being developed and will include, but not be limited to, the development of emergency backup and recovery procedures for lost data, development of plans as a result the Company's assessment of customer Year 2000 issues, identification of alternate suppliers, acceleration of the time it takes to convert newly acquired locations from their systems to the Company's System and increasing inventory levels of critical supplies and rental equipment. All plans are expected to be completed by the end of the second quarter in 1999.

         Although the Company does not expect to incur significant expense to address the Year 2000 issue beyond its capital investment in its System, Year 2000 problems might require the Company to incur unanticipated expenses which could have a material adverse effect on the Company's business, financial condition, results of operations or prospects.

         The Company's Year 2000 efforts are ongoing and its overall plan, as well as the consideration of contingency plans, will continue to evolve as new information becomes available. While the Company anticipates no material interruption of its business activities, the failure to correct a material Year 2000 problem could result in an interruption in, or a failure of, certain normal business activities or operations. Such failures could materially and adversely affect the Company's results of operations, liquidity and financial condition. Due to the general uncertainty inherent in the Year 2000 problem, resulting in part from the uncertainty of the Year 2000 readiness of third-party suppliers and customers, the Company is unable to determine at this time whether the consequences of Year 2000 failures will have a material impact on the Company's results of operations, liquidity or financial condition.

FORWARD-LOOKING STATEMENTS

         Certain statements and information included herein constitute "forward-looking statements" within the meaning of the Federal Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance, or achievements of the Company to be materially different from any future results, performance, or achievements expressed or implied by such forward-looking statements. Such factors include, among other things: the ability to develop and implement operational and financial systems to manage rapidly growing operations; competition in the Company's lines of business; the ability to integrate and successfully operate acquired businesses and the risks associated with such businesses; the ability to obtain financing on acceptable terms to finance the Company's operations and growth strategy and for the Company to operate within the limitations imposed by financing arrangements; the possibility of unfavorable changes to the cost or financing of the Company's equipment rental fleet; the Company's dependence on key personnel; and other factors contained in the Company's filings with the Securities and Exchange Commission.

                          PART II -- OTHER INFORMATION



Item 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

(c) Recent Sales of Unregistered Securities

         During the period covered by this report (July 1, 1998 through September 30, 1998), the Company has issued securities in the transactions set forth below. Each of these transactions was intended to be exempt from the registration requirements of the Securities Act of 1933, as amended, by virtue of Section 4(2) thereunder based on being issued in a transaction not involving a public offering.

         In September 1998, in connection with the acquisition of Agstar, Inc. and Lightnin' Truck Rental, Inc. (collectively, the "Lightnin Companies"), the Company issued an aggregate of 827,827 shares of Common Stock to the shareholders of the Lightnin Companies.

         In September 1998, in connection with the acquisition of Gold Coast Aerial Lift, Inc. and Villella Holding Company (collectively, the "Gold Coast Companies"), the Company issued an aggregate of 413,814 shares of Common Stock to the shareholders of the Gold Coast Companies.

         In September 1998, in connection with the acquisition of the assets of Reliable Rental & Supply Co., Inc. ("Reliable"), the Company issued to Reliable an unsecured convertible promissory note in the principal amount of $2,500,000, which is convertible into shares of Common Stock at a conversion price of $9.43 per share.

         In September 1998, in connection with the acquisition of the assets of Sheffield Equipment Co., Inc. ("Sheffield"), the Company issued to Sheffield an unsecured convertible promissory note in the principal amount of $850,000, which is convertible into shares of Common Stock at a conversion price of $7.76 per share.

         In September 1998, in connection with the acquisition of Tennessee Tool and Supply, Inc. ("Tennessee"), the Company issued to the shareholders of Tennessee an unsecured convertible promissory note in the principal amount of $3,100,000, which is convertible into shares of Common Stock at a conversion price of $8.21 per share.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         In August 1998, in anticipation of the Company's initial public offering, the stockholders of the Company, by unanimous written consent in lieu of a special meeting, approved and adopted the Company's 1998 Stock Option Plan and the amendment of the Certificate of Incorporation of the Company.

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

Exhibit
NUMBER                           DESCRIPTION
-------                          -----------
   3.1*    Amended and Restated Certificate of Incorporation of the Company.
   3.2**   Amended and Restated By-Laws of the Company.
   4.1**   Form of Certificate of Common Stock.
   4.2 Second Amended and Restated Revolving Credit Agreement and Term Loan, dated as of September 24, 1998, by and among the Company, BankBoston, N.A., LaSalle National Bank, Fleet Bank N.A., NationsBank, N.A., BancBoston Securities, Inc. and other lending institutions named therein.
   4.3** Security Agreement, dated as of March 18, 1998, between the Company and Bank Boston, N.A.
   4.4** Omnibus Amendment to Security Documents, dated as of June 29, 1998, among the Company, its subsidiaries and Bank Boston, N.A.
   4.5 Omnibus Amendment No. 2 to Security Documents, dated as of September 24, 1998, among the Company, its subsidiaries and Bank Boston N.A.

Exhibit
NUMBER                             DESCRIPTION
-------                            -----------
10.1** Stock Purchase Agreement dated March 24, 1998 among the Company, Bode-Finn and the shareholders of Bode- Finn, together with Amendment No. I dated April 6, 1998 and Amendment No. 2 dated April 17, 1998.
10.2**   Form of Unsecured Convertible Subordinated Promissory Notes - Bode-Finn
10.3**   Form of Warrant - Bode-Finn
10.4** Registration Rights Agreement dated May 5, 1998 among the Company, Bode-Finn, L.P. and Raymond E. Mason Foundation
10.5** Asset Purchase Agreement dated March 25, 1998 among NationsRent of Indiana, Inc., R.F.L. Enterprises, Inc. ("RFL") and the shareholder of RFL
10.6** Asset Purchase Agreement dated April 21, 1998 among NationsRent of Florida, Inc. and Naples
10.7**   Form of Unsecured Convertible Subordinated Promissory Note - Naples
10.8** Stock Purchase Agreement dated May 7, 1998 among the Company, Jobs and the shareholders of Jobs
10.9**   Form of Unsecured Subordinated Promissory Notes - Jobs
10.10** Form of Unsecured Convertible Subordinated Promissory Note - Jobs 10.11** Asset Purchase Agreement dated May 14, 1998 among the Company and
         General Rental, Inc.
10.12** Stock Purchase Agreement dated May 30, 1998 among the Company, The J. Kelly Co. ("J. Kelly") and the shareholders of J. Kelly
10.13** Form of Unsecured Convertible Subordinated Promissory Note - J. Kelly 10.14** Form of Registration Rights Agreement among the Company and the shareholders of J. Kelly
10.15** Asset Purchase Agreement dated June 7, 1998 among the Company, Associated Rental Equipment Management Company, Inc. ("Associated") and the sole shareholder of Associated
10.16** Form of Unsecured Convertible Subordinated Promissory Note - Associated 10.17** Form of Registration Rights Agreement - Associated
10.18** Form of Subscription Agreement, dated May 1998, between the Company and certain subscribers
10.19*   NationsRent 1998 Stock Option Plan
10.20**  Form of Stock Option Agreement
10.21*** Amended and Restated Asset Purchase Agreement dated as of September 9,
         1998 by and among the Company, Ray L. O'Neal, Inc., Arenco LLC, Don R. O'Neal, Elizabeth M. O'Neal and the O'Neal Revocable Trust dated December 29, 1987
10.22*** Unsecured Convertible Promissory Note issued to Ray L. O'Neal
27.1     Financial data schedule


----------


* Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the period ending June 30, 1998
** Incorporated by reference to the Registrant's Registration Statement on Form S-1, SEC File No. 333-56233
*** Incorporated by reference to the Registrant's Current Report on Form 8-K dated October 23, 1998

(b)  Reports on Form 8-K

           No reports on Form 8-K were filed during the quarter ended September 30, 1998.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                NATIONSRENT, INC.


Date: November 16, 1998         By /s/ James L. Kirk
                                   --------------------------------
                                   James L. Kirk
                                   Chairman of the Board and
                                   Chief Executive Officer
                                   (Duly Authorized Officer)



Date: November 16, 1998         By /s/ Gene J. Ostrow
                                   --------------------------------
                                   Gene J. Ostrow
                                   Executive Vice President and Chief
                                   Financial Officer
                                   (Principal Financial Officer)



Date: November 16, 1998         By  /s/ Kris E. Hansel
                                   --------------------------------
                                   Kris E. Hansel
                                   Vice President and Controller
                                   (Principal Accounting Officer)

================================================================================


                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549















                      ------------------------------------



                                   EXHIBITS TO
                                    FORM 10-Q
                               SEPTEMBER 30, 1998


                      ------------------------------------











                                NATIONSRENT, INC.


















================================================================================

Exhibit
NUMBER                            DESCRIPTION
-------                           -----------

3.1*     Amended and Restated Certificate of Incorporation of the Company.
3.2**    Amended and Restated By-Laws of the Company.
4.1**    Form of Certificate of Common Stock.
4.2 Second Amended and Restated Revolving Credit Agreement and Term Loan, dated as of September 24, 1998, by and among the Company, BankBoston, N.A., LaSalle National Bank, Fleet Bank N.A., NationsBank, N.A., BancBoston Securities, Inc. and other lending institutions named therein.
4.3** Security Agreement, dated as of March 18, 1998, between the Company and Bank Boston, N.A.
4.4** Omnibus Amendment to Security Documents, dated as of June 29, 1998, among the Company, its subsidiaries and Bank Boston, N.A.
4.5 Omnibus Amendment No. 2 to Security Documents, dated as of September 24, 1998, among the Company, its subsidiaries and Bank Boston N.A.
10.1** Stock Purchase Agreement dated March 24, 1998 among the Company, Bode-Finn and the shareholders of Bode- Finn, together with Amendment No. 1 dated April 6, 1998 and Amendment No. 2 dated April 17, 1998.
10.2**   Form of Unsecured Convertible Subordinated Promissory Notes - Bode-Finn
10.3**   Form of Warrant - Bode-Finn
10.4** Registration Rights Agreement dated May 5, 1998 among the Company, Bode-Finn, L.P. and Raymond E. Mason Foundation
10.5** Asset Purchase Agreement dated March 25, 1998 among NationsRent of Indiana, Inc., R.F.L. Enterprises, Inc. ("RFL") and the shareholder of RFL
10.6** Asset Purchase Agreement dated April 21, 1998 among NationsRent of Florida, Inc. and Naples
10.7**   Form of Unsecured Convertible Subordinated Promissory Note - Naples
10.8** Stock Purchase Agreement dated May 7, 1998 among the Company, Jobs and the shareholders of Jobs
10.9**   Form of Unsecured Subordinated Promissory Notes - Jobs
10.10** Form of Unsecured Convertible Subordinated Promissory Note - Jobs 10.11** Asset Purchase Agreement dated May 14, 1998 among the Company and
         General Rental, Inc.
10.12** Stock Purchase Agreement dated May 30, 1998 among the Company, The J. Kelly Co. ("J. Kelly") and the shareholders of J. Kelly
10.13** Form of Unsecured Convertible Subordinated Promissory Note - J. Kelly 10.14** Form of Registration Rights Agreement among the Company and the shareholders of J. Kelly
10.15** Asset Purchase Agreement dated June 7, 1998 among the Company, Associated Rental Equipment Management Company, Inc. ("Associated") and the sole shareholder of Associated
10.16** Form of Unsecured Convertible Subordinated Promissory Note - Associated 10.17** Form of Registration Rights Agreement - Associated
10.18** Form of Subscription Agreement, dated May 1998, between the Company and certain subscribers
10.19*   NationsRent 1998 Stock Option Plan
10.20**  Form of Stock Option Agreement
10.21*** Amended and Restated Asset Purchase Agreement dated as of September 9,
         1998 by and among the Company, Ray L. O'Neal, Inc., Arenco LLC, Don R. O'Neal, Elizabeth M. O'Neal and the O'Neal Revocable Trust dated December 29, 1987
10.22*** Unsecured Convertible Promissory Note issued to Ray L. O'Neal
27.1     Financial data schedule


----------


* Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the period ending June 30, 1998
** Incorporated by reference to the Registrant's Registration Statement on Form S-1, SEC File No. 333-56233
*** Incorporated by reference to the Registrant's Current Report on Form 8-K dated October 23, 1998