Form 10-K
period 1998-12-31
NATIONSRENT INC
filed 1999-03-29
CIK 1062515

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                           -------------------------

                                   FORM 10-K
                       FOR ANNUAL AND TRANSITION REPORTS
                    PURSUANT TO SECTIONS 13 OR 15(d) OF THE
                      SECURITIES AND EXCHANGE ACT OF 1934

(MARK ONE)

     [X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
          THE SECURITIES EXCHANGE ACT OF 1934

          FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998

                                         OR

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          FOR THE TRANSITION PERIOD FROM ________ TO ________

                       COMMISSION FILE NUMBER: 001-14299

                               NATIONSRENT, INC.
             (Exact Name of Registrant as Specified in its Charter)

                      DELAWARE                                              31-1570069
  (State or Other Jurisdiction of Incorporation or                       (I.R.S. Employer
                    Organization)                                     Identification Number)

       450 EAST LAS OLAS BOULEVARD, SUITE 1400
              FORT LAUDERDALE, FLORIDA                                         33301
      (Address of Principal Executive Offices)                              (Zip Code)

       Registrant's telephone number, including area code: (954) 760-6550

          Securities Registered Pursuant To Section 12(b) of the Act:

                   Title of Class                            Name of Each Exchange On Which Registered
-----------------------------------------------------  -----------------------------------------------------
                    COMMON STOCK,
              PAR VALUE $.01 PER SHARE                                NEW YORK STOCK EXCHANGE

          Securities Registered Pursuant to Section 12(g) of the Act:
                                      NONE
                                (Title of class)

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     As of February 28, 1999, the registrant had 55,759,497 shares of common stock, $.01 par value per share, outstanding and, at such date, the aggregate market value of the shares of common stock held by non-affiliates of the registrant was approximately $184.1 million.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Part III None.

     Part IV Portions of previously filed reports and registration statements.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     INDEX
                                  TO FORM 10-K

                                                                            PAGE
                                                                           NUMBER
                                                                           ------
             PART I
Item 1.      Business....................................................     1
Item 2.      Properties..................................................     6
Item 3.      Legal Proceedings...........................................     6
Item 4.      Submission of Matters to a Vote of Security Holders.........     6

             PART II
Item 5.      Market for Registrant's Common Equity and Related
             Stockholder Matters.........................................     7
Item 6.      Selected Financial Data.....................................     7
Item 7.      Management's Discussion and Analysis of Financial Condition
             and Results of Operations...................................     9
Item 7A.     Quantitative and Qualitative Disclosures About Market
             Risk........................................................    18
Item 8.      Financial Statements and Supplementary Data.................    19
Item 9.      Changes in and Disagreements with Accountants on Accounting
             and Financial Disclosure....................................    39

             PART III
Item 10.     Directors and Executive Officers of the Registrant..........    40
Item 11.     Executive Compensation......................................    43
Item 12.     Security Ownership of Certain Beneficial Owners and
             Management..................................................    46
Item 13.     Certain Relationships and Related Transactions..............    47

             PART IV
Item 14.     Exhibits, Financial Statement Schedules, and Reports on Form
             8-K.........................................................    50

                                     PART I

ITEM 1. BUSINESS

INTRODUCTION

     NationsRent, Inc., a Delaware corporation, together with its subsidiaries (the "Company," "NationsRent" or the "Registrant"), is one of the fastest growing equipment rental companies in the United States. We have acquired a platform of equipment rental businesses concentrated in selected markets and are building a network of nationally branded locations. As of March 25, 1999, we operate over 130 locations in 20 states across the United States. We have become a leading provider of rental equipment as a result of our strategy to acquire core businesses, open or acquire additional locations concentrated around those businesses and expand our rental fleet. We believe that this "cluster" strategy enables us to increase profitability in our acquired stores and achieve profitability in our newly opened locations more quickly than our competitors. By implementing the cluster strategy and expanding our fleet of rental equipment, we are able to provide a full range of rental equipment to customers with a wide variety of equipment rental needs.

     We offer a comprehensive line of equipment for rental primarily to a broad range of construction and industrial customers, including heavy highway contractors, general contractors, subcontractors, manufacturing plants and distribution centers. We also sell used and new equipment, spare parts and supplies, and provide maintenance and repair services. Our locations offer a full range of high quality, well-maintained rental equipment, including the following:

    * backhoes                      * aerial lifts and work platforms        * articulated trucks
    * bulldozers                    * compressors and generators             * excavators
    * skid steer loaders            * specialized hand tools                 * wheel loaders

     We serve over 140,000 active accounts primarily in the construction and industrial segments of the equipment rental industry. Construction customers include heavy highway contractors, general contractors, speciality contractors, subcontractors, excavating contractors and trade contractors (such as electricians and plumbers). Construction customers rent equipment for all manner of construction activities, typically on a daily, weekly or monthly basis, with relatively little lead time due to their need to react quickly to changes in project scheduling. Industrial customers include operators of manufacturing plants, petrochemical plants, distribution centers and transportation facilities. Industrial customers typically rent equipment for maintenance-oriented purposes on a weekly or monthly basis and are more likely to place orders for rental equipment in advance of their regularly scheduled maintenance requirements. In addition to construction and industrial customers, we rent equipment to homeowners and other general rental customers.

INDUSTRY OVERVIEW

     According to industry sources, the United States equipment rental industry grew from an estimated $614.0 million in revenue in 1982 to an estimated $21.0 billion in 1998, which represents a compound annual growth rate of more than 24%. Construction and industrial companies primarily have driven this growth by increasingly outsourcing their equipment needs to reduce investment in non-core assets and convert costs from fixed to variable. According to industry sources, the United States equipment rental industry is expected to grow to an estimated range of $50.0 billion to $80.0 billion in annual revenue by the year 2008 due to the overall growth in the economy and a continuing trend to rent rather than buy equipment. In addition, the United States equipment rental industry is highly fragmented, with more than 14,000 equipment rental locations. According to industry sources, in 1997 the 100 largest equipment rental companies in the United States had a combined market share of less than 20%, no single equipment rental company in the United States had a market share greater than 3% and more than 90% of the equipment rental companies had ten or fewer locations. We believe that recent consolidation has increased the market share of the ten largest equipment rental companies in the United States and that the largest equipment rental company in the United States currently has a market share of approximately 6%. We are taking advantage of the fragmentation in the equipment rental industry and the absence of an equipment rental company with significant market share by creating an integrated network of nationally branded locations offering broad product selection and superior customer service.

BUSINESS STRATEGY

     Our objectives are to increase revenue, profitability, market share and cash flow by building a nationally branded network of locations that offer a comprehensive selection of high quality rental equipment in convenient and accessible locations to customers in the construction and industrial markets. Key elements of our growth strategy are as follows:

     Enhance Operations.  We enhance the operations at our locations by:

        * increasing the breadth and depth of rental inventory and sharing rental equipment among locations;

        * implementing the NationsRent customer service approach;

        * linking locations to the NationsRent management information system;

        * branding locations and rental inventory with the NationsRent logo, colors and distinctive store appearance; and

        * increasing awareness of our brand through targeted local and national marketing.

     Expand National Presence. We expect to continue to acquire leading companies to implement our cluster strategy and position NationsRent to achieve significant market share. We target businesses that have one or more of the following characteristics:

        * strong positions in their geographic market;

        * experienced local management teams that will continue to work with us following the acquisition;

        * high quality inventory of equipment rental; and

        * physical and operating characteristics that are suited to conversion to the NationsRent format.

Once we have entered a particular market, we seek to acquire additional rental businesses in that market or adjacent markets with locations and equipment selection that complement our existing operations, thus enabling us to further penetrate that market.

     Open New Rental Locations. Once we have established a presence in a particular market, we seek to open new locations in that geographic area or adjacent areas to enable us to offer a greater selection and availability of equipment, maximize our equipment inventory utilization rates and achieve economies of scale. We believe that this strategy allows our new locations to achieve profitability at a faster rate than our competitors because these locations (1) generate revenue more quickly as a result of the pre-existing market presence, name recognition and referrals from existing locations and (2) have lower overhead costs due to the sharing of service, maintenance, administrative functions and personnel with our already-established locations. Since August 1997, we have opened six new locations.

     Further Penetrate Industrial Rental Market. We believe that the equipment needs of industrial customers are under served by the existing equipment rental market in the United States and that there are significant opportunities to further penetrate this market segment. We also believe that by offering a comprehensive selection and available supply of rental equipment throughout an integrated nationally branded network of locations, industrial customers will become increasingly aware of the advantages of equipment rental relative to ownership. Such advantages include reduced capital investment, reduced storage and maintenance expense and greater access to the most modern equipment.

     In furtherance of our growth strategy, as of March 25, 1999, we have acquired 38 equipment rental businesses and currently operate over 130 locations. We believe that each of the equipment rental businesses which we have acquired meets one or more of our acquisition criteria and promotes our cluster strategy. Furthermore, each of these acquired businesses allows us to better meet the needs of the broad range of construction and industrial customers to whom we primarily market our products and services. To this end, many of the businesses we have acquired have been doing business in their respective markets for more than 35 years.

RECENT DEVELOPMENTS

     On January 20, 1999, we entered into a definitive merger agreement with Rental Service Corporation ("RSC"), pursuant to which NationsRent will be merged with and into RSC, with RSC continuing as the surviving corporation to be named RSC NationsRent. RSC is a leading company in the rental equipment industry and is headquartered in Scottsdale, Arizona. Each share of NationsRent common stock outstanding immediately prior to the merger will be converted into 0.355 of a share of RSC common stock upon consummation of the merger. The merger is intended to qualify as a tax-free reorganization and will be accounted for using the pooling of interests method of accounting. The merger is subject to certain closing conditions, including stockholder approvals.

OPERATIONS

     We are one of the fastest growing equipment rental companies in the United States, operating over 130 locations as of March 25, 1999. Our operations primarily consist of:

        * renting a full range of equipment to construction and industrial customers;

        * selling our used equipment inventory;

        * selling new equipment as a distributor or dealer on behalf of several nationally known equipment manufacturers; and

        * selling parts, supplies and merchandise and providing repair and maintenance services to complement our equipment rentals and sales.

     Equipment Rentals. We rent on a daily, weekly and monthly basis a broad variety of light, medium and heavy equipment serving the long-term requirements of contractors, the short and medium-term requirements of commercial customers, and short through long-term requirements of industrial customers. Our rental inventory includes such equipment as aerial lifts and work platforms, air compressors, backhoes, boom lifts, bulldozers, ditching equipment, forklifts, generators, articulated trucks, excavators, wheel loaders and skid loaders, pumps and scissor lifts. The mix of equipment offered from each of our locations varies based on the needs of the local market.

     We make capital investments in new equipment, engage in periodic sales of used equipment and conduct preventive maintenance. These practices are designed to increase equipment utilization, enhance resale values and extend the useful life of equipment.

     We have developed operating initiatives that we are in the process of introducing at all of our locations to offer our rental customers more convenient access, faster check-in and check-out procedures, reduced equipment downtime and shorter lead times for rentals than our competitors. For example, all of our new locations are being designed with drive-through lanes to speed up equipment loading and unloading. In addition, our rental equipment is being outfitted with universal trailer hitches designed to accept a broad range of towing mechanisms to ease customer transport of equipment. To reduce the downtime associated with flat tires, we fill the tires of equipment used in areas prone to flats with foam instead of air. Our rental locations also offer equipment delivery and pick-up, on-site repair service within two hours of customer request, 24-hour customer assistance, and written instructional materials for equipment usage and safety.

     Used Equipment Sales. We periodically sell used equipment to adjust the size and composition of our rental equipment inventory in response to changing market conditions and to maintain the quality and low average age of our rental equipment. We attempt to balance the revenue obtainable from used equipment sales with the revenue obtainable from continued equipment rentals. We are generally able to achieve favorable resale prices for our used equipment due to a preventive maintenance program and practice of selling used equipment before it becomes obsolete or irreparable. We believe that the proactive management of new equipment purchases and used equipment sales allows us to maximize utilization rates and respond to changing economic conditions.

     New Equipment Sales. We are a distributor of new equipment on behalf of several nationally known equipment manufacturers. We have dealership arrangements in certain geographic areas with various equipment manufacturers. Typically, dealership agreements do not have a specific term and may be terminated by either party upon specific events and/or written notice. In the future we may continue, amend or terminate dealership arrangements, if any, of businesses we acquire or we may enter into new dealership agreements or arrangements, depending on market conditions in the area and other factors.

     Parts, Supplies and Service. We sell a full complement of parts, supplies and merchandise to our customers in conjunction with our equipment rental and sales business. We provide repair service to rental customers and, as part of our focus on customer service, we generally respond to rental equipment service requests within two hours. We also offer maintenance service to customers who own equipment and generate revenue from damage waiver charges and delivery charges. We believe that revenue from parts and service is more stable than equipment sales revenue because of the recurring nature of the parts and service business. We also believe that during economic downturns the parts and service business may increase as customers postpone new equipment purchases and instead attempt to maintain their existing equipment.

CUSTOMERS

     We serve over 140,000 active accounts primarily in the construction and industrial segments of the equipment rental industry. No single customer accounted for more than 10% of our 1998 revenue. Our customers vary in size from large Fortune 500 companies to small construction contractors, subcontractors, machine operators and homeowners.

     We do not provide purchase financing to customers. We rent equipment, sell parts and provide repair services on account to customers who are screened through a credit application process. Customers can arrange financing of purchases of large equipment through a variety of creditors including manufacturers, banks, finance companies and other financial institutions. We plan to enter into agreements with one or more financing sources to provide financing to our customers for the purchase of new and used equipment.

SALES AND MARKETING

     We maintain a strong marketing and sales orientation throughout our organization in order to better understand and serve our customers and increase our customer base. We undertake sales and marketing initiatives designed to increase revenue and market share and build brand awareness. We prepare marketing analyses which address key business issues such as market/industry history, opportunities, company philosophy, sales trends, consumer behavior trends, distribution channels, pricing issues, target markets, advertising and media analysis, competitive situations and selling strategies. Based on the results of our analyses, we develop marketing and sales strategies. To assist us in implementing our marketing and sales strategies, we have retained a national advertising agency.

     Our regional managers are responsible for training, supervising and directing the selling activities of the NationsRent sales force in their markets. In addition, regional managers are also responsible for overseeing the mix of equipment at their locations, keeping abreast of local construction and industrial activity and monitoring competitors in their respective markets.

     We employ over 250 equipment rental salespeople who utilize targeted local marketing strategies to address specific customer needs and respond to competitive pressures. To remain informed of local market activity, salespeople track construction projects and new equipment sales in their area through Equipment Data Reports, F.W. Dodge Reports and PEC Reports (Planning, Engineering and Construction), follow up on referrals and visit construction sites and potential equipment users who are new to the area.

TRADEMARKS

     We have applied to the United States Patent and Trademark Office to register the service mark "NationsRent."

STORE LAYOUT AND DESIGN

     Many of our locations are situated in high-visibility commercial areas and are designed to offer easy and convenient access to customers. Our larger locations are typically on a six to 12 acre site in a heavily-trafficked area with a 20,000 to 40,000 square foot facility housing a repair and maintenance center and a broad selection and extensive inventory of equipment and supplies. Our smaller locations are typically on a two to six acre lot in a high-visibility commercial area with a 7,500 to 11,000 square foot facility with maintenance and delivery capabilities and inventory and supplies that are targeted to the customer base in that area. Depending on the type of equipment rented at a particular location and the needs of the local market, our locations may include sales and administrative offices, a customer showroom displaying equipment and parts, an equipment service area and outdoor and indoor equipment storage facilities.

PURCHASING

     We acquire equipment from vendors with reputations for product quality and reliability. Our size and the quantity of equipment we acquire enable us to purchase most equipment directly from manufacturers pursuant to national purchasing agreements at lower prices and on more favorable terms than many smaller competitors. We maintain close relationships with our vendors to ensure the timely delivery of new equipment. We believe that we have sufficient alternative sources of supply for the equipment we purchase in each of our principal product categories. We acquire our rental equipment inventory through a combination of purchase and lease arrangements.

     We select the type and quantity of rental equipment to be purchased for each of our locations based on the expected needs of the local market. We determine rental rates for each type of equipment based on the cost and expected utilization of the equipment, and adjust rental rates at each location for demand, length of rental, volume of equipment rented and other competitive considerations.

COMPETITION

     The equipment rental industry is highly fragmented and competitive. We compete with independent third parties in all of the markets in which we operate. Most of our competitors in the rental business tend to operate in specific, limited geographic areas, although some larger competitors compete on a national basis. We also compete with equipment manufacturers which sell and rent equipment directly to customers. Some of our competitors have greater financial resources and name recognition than our company.

ENVIRONMENTAL AND SAFETY REGULATION

     Our equipment, facilities and operations are subject to certain federal, state and local laws and regulations relating to environmental protection and occupational health and safety, including those governing wastewater discharges, the use, treatment, storage and disposal of solid and hazardous wastes and materials, air quality and the remediation of contamination associated with the release of hazardous substances. For example, the Comprehensive Environmental Response, Compensation, and Liability Act of 1980, as amended, provides for, among other things, the remediation of sites from which there is a release or threatened release of a hazardous substance into the environment and may impose liability for the costs of cleanup and for damages to natural resources upon past and current owners and operators of such sites. In addition, the Federal Water Pollution Control Act of 1972 regulates the discharge of pollutants into streams, rivers and other waters and may require that we obtain discharge permits. The Occupational Safety and Health Act of 1970 authorizes the promulgation of occupational safety and health standards which apply to our facilities and operations. In addition to federal environmental and safety regulations, the states and certain localities in which we operate have their own laws and regulations governing solid waste disposal, water pollution and, in most cases, releases and cleanup of hazardous substances as well as liability for such matters, which may be applicable to our facilities and operations.

     Certain of our existing and former locations use and have used substances, and currently generate or have generated or disposed of wastes, which are or may be considered hazardous or otherwise are subject to applicable environmental requirements. In particular, we store and dispense, or in the past we or the prior owners or operators have stored or dispensed, petroleum products from above-ground storage tanks and, in certain cases, underground storage tanks. We also operate locations which in the past used hazardous materials, including solvents, to clean and maintain equipment, and generate and dispose of solid and hazardous wastes, including batteries, used motor oil, radiator fluid and solvents. In connection with such activities, we have incurred certain capital expenditures and other compliance costs which are expensed on a current basis and which, to date, have not been material to our financial condition or results of operations.

     Additionally, in connection with acquisitions of equipment rental businesses, we undertake environmental assessments of substantially all locations that we will continue to operate following the acquisitions and expect to continue to do so before acquiring any additional sites. We also undertake environmental assessments at all facilities prior to leasing them for new locations. We do not currently maintain comprehensive insurance covering environmental liabilities at our sites. However, the sellers of each of the equipment rental businesses which we have acquired and the landlords of facilities we have leased have indemnified us with respect to environmental liabilities associated with such businesses or facilities. Based on currently available information, we believe that it is unlikely that we will have to incur material capital expenditures or other material compliance or remediation costs for environmental and safety matters in the foreseeable future. We cannot assure you, however, that federal, state or local environmental and safety requirements will not become more stringent or be interpreted and applied more stringently in the future. We also cannot assure you that in connection with acquisitions or leasing new facilities we will identify all existing adverse environmental conditions or that indemnification from sellers or landlords will be enforceable or sufficient to cover such conditions. Such future changes or interpretations, or the identification of adverse environmental conditions following the time we begin operating a site, could result in additional environmental compliance or remediation costs which we do not currently anticipate, which could be material to our financial condition or results of operations.

EMPLOYEES

     As of March 1, 1999, we employed approximately 2,300 persons, approximately 50 of which are covered by a collective bargaining agreement. We believe our relations with our employees are good.

ITEM 2. PROPERTIES

     Our corporate headquarters are located in Fort Lauderdale, Florida, in leased premises. Certain of our property and equipment are subject to liens securing payment of portions of our indebtedness. As of March 25, 1999, we operated over 130 rental locations located in 20 states: Alabama, California, Florida, Georgia, Indiana, Kentucky, Louisiana, Maine, Massachusetts, Michigan, Nevada, New Hampshire, New York, Ohio, Pennsylvania, Rhode Island, Tennessee, Texas, Vermont and West Virginia. We lease the real estate for all but two of our locations and also lease certain of our equipment. We believe that all of our facilities are sufficient for our current needs.

ITEM 3. LEGAL PROCEEDINGS

     We are party to pending legal proceedings arising in the ordinary course of business. While the results of such proceedings cannot be predicted with certainty, we do not believe that any of these matters are material to our financial condition or results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     Our common stock, $.01 par value per share, began trading on the New York Stock Exchange on August 7, 1998 under the symbol "NRI." Prior to August 7, 1998, there was no established public trading market for the common stock. The following table sets forth, for the periods indicated, the range of the high and low sales prices per share for the common stock.

                                                              PRICE RANGE OF
                                                               COMMON STOCK
                                                              ---------------
                                                               HIGH     LOW
                                                              ------   ------
FISCAL YEAR ENDED DECEMBER 31, 1998:
Third Quarter (from August 7, 1998).........................  $8.69    $6.06
Fourth Quarter..............................................   7.19     4.39

     On March 24, 1999, the last reported sales price of the common stock on the New York Stock Exchange was $5.63. As of the same date, there were approximately 129 holders of record of the common stock.

     We have not paid any dividends in the past and presently anticipate that earnings, if any, will be retained for the development of our business and that we will not declare dividends on the common stock in the foreseeable future. In addition, our ability to declare or pay dividends is restricted by the terms of the our credit facilities as well as the terms of the indenture, governing our 10 3/8% senior subordinated notes due 2008. Any future dividends will be subject to the discretion of our Board of Directors and will depend upon, among other things, our future earnings, operating and financial condition, capital requirements and general business conditions. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources."

ITEM 6. SELECTED FINANCIAL DATA

     The selected financial data set forth below should be read in conjunction with our Consolidated Financial Statements and notes thereto contained in Part II, Item 8 of this Annual Report on Form 10-K. The following selected consolidated financial information summarizes (1) the statement of operations data and balance sheet data for Sam's Equipment Rental, Inc. and Gabriel Trailer Manufacturing Company, Inc. (collectively, the "Predecessor") as of and for the fiscal year ended March 31, 1995, and the selected balance sheet data as of March 31, 1996, which have been derived from unaudited consolidated financial statements not included herein, (2) the statement of operations data for the Predecessor for the fiscal years ended March 31, 1996 and 1997 and the five months ended August 31, 1997 and the selected balance sheet data as of March 31, 1997 and August 31, 1997, which have been derived from audited consolidated financial statements not included herein, and (3) the statement of operations data of NationsRent for the period from August 14, 1997 (inception) through December 31, 1997 and for the year ended December 31, 1998, and selected balance sheet data as of December 31, 1997 and 1998, which have been derived from the audited consolidated financial statements of NationsRent appearing elsewhere in this Annual Report on Form 10-K. The other data has been derived from the consolidated financial statements referred to above for the applicable periods. See also "Management's Discussion and Analysis of Financial Condition and Results of Operations."

                                                                THE PREDECESSOR                     THE COMPANY(1)
                                                    ---------------------------------------   ---------------------------
                                                                                               AUGUST 14,       TWELVE
                                                                                  APRIL 1     (INCEPTION)       MONTHS
                                                                                  THROUGH       THROUGH         ENDED
                                                                                 AUGUST 31,   DECEMBER 31,   DECEMBER 31,
                                                     1995     1996      1997        1997          1997           1998
                                                    ------   -------   -------   ----------   ------------   ------------
                                                                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
STATEMENT OF OPERATIONS DATA:
Revenue:
  Equipment rentals...............................  $7,237   $11,871   $15,328..   $8,515        $7,410        $150,668
  Sales of equipment, merchandise, service, parts
    and supplies..................................   2,367     4,302     4,177      1,205         1,895          85,730
                                                    ------   -------   -------     ------        ------        --------
        Total revenue.............................   9,604    16,173    19,505      9,720         9,305         236,398
Cost of revenue:
  Cost of equipment rentals, excluding
    depreciation..................................   3,442     4,380     6,029      2,193         2,196          56,084
  Rental equipment depreciation(2)................   1,842     2,053     3,465      1,848         1,526          24,463
  Cost of sales of equipment, merchandise,
    service, parts and supplies...................   1,156     4,491     2,791        984         1,691          61,455
                                                    ------   -------   -------     ------        ------        --------
        Total cost of revenue.....................   6,440    10,924    12,285      5,025         5,413         142,002
                                                    ------   -------   -------     ------        ------        --------
Gross profit......................................   3,164     5,249     7,220      4,695         3,892          94,396
Selling, general and administrative expenses......   1,634     2,972     3,564      1,683         1,081          44,411
Non-rental equipment depreciation and
  amortization(2).................................     162       180       238        115           284           7,266
                                                    ------   -------   -------     ------        ------        --------
Operating income..................................   1,368     2,097     3,418      2,897         2,527          42,719
                                                    ------   -------   -------     ------        ------        --------
Other (income)/expense:
  Interest expense................................     239       583       866        580           760          20,858
  Other, net......................................    (353)     (196)     (203)        62            --            (401)
                                                    ------   -------   -------     ------        ------        --------
                                                      (114)      387       663        642           760          20,457
                                                    ------   -------   -------     ------        ------        --------
Income before provision for income taxes..........   1,482     1,710     2,755      2,255         1,767          22,262
  Provision for income taxes......................     593       732     1,128        939           766           9,608
                                                    ------   -------   -------     ------        ------        --------
Net income........................................  $  889   $   978   $ 1,627     $1,316        $1,001        $ 12,654
                                                    ======   =======   =======     ======        ======        ========
Basic and diluted earnings per share(3)...........                                               $ 0.04        $   0.37
                                                                                                 ======        ========
OTHER DATA:
  Gross margin....................................    32.9%     32.5%     37.0%      48.3%         41.8%           39.9%
  Operating margin................................    14.2      13.0      17.5       29.8          27.2            18.1
  Amortization of goodwill(2).....................  $   --   $    --   $    --     $   --        $  170        $  5,038
  Depreciation and other amortization.............   2,004     2,233     3,703      1,963         1,640          26,691

                                                               THE PREDECESSOR                      THE COMPANY(1)
                                                   ----------------------------------------   ---------------------------
                                                                                   AS OF         AS OF          AS OF
                                                                                 AUGUST 31,   DECEMBER 31,   DECEMBER 31,
                                                    1995      1996      1997        1997          1997           1998
                                                   -------   -------   -------   ----------   ------------   ------------
SELECTED BALANCE SHEET DATA:
  Rental equipment, net..........................  $ 8,907   $14,722   $21,789    $21,886       $30,619       $  382,573
  Goodwill, net..................................       --        --        --         --        36,686          523,785
  Total assets...................................   10,948    17,423    27,614     29,088        79,157        1,075,812
  Total debt.....................................    5,871     9,944    16,100     16,559        42,928          678,035
  Stockholders' equity...........................    1,862     2,840     4,467      5,768        26,001          282,230

-------------------------

(1) Each of our acquisitions to date has been accounted for as purchases and, accordingly, the operations of the acquired businesses are included in the statement of operations data and other data from the effective date of acquisition.
(2) The amortization period for rental equipment depreciation ranges from three to ten years. The amortization period for goodwill is 40 years.
(3) Earnings per share data is not included for the Predecessor as such information would not be representative of the capital structure of the Company.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion and analysis of our consolidated results of operations and financial condition should be read in conjunction with the Consolidated Financial Statements and the related notes included elsewhere in this Annual Report on Form 10-K. Unless otherwise indicated, all information contained in this Item 7 is as of December 31, 1998.

GENERAL

     NationsRent is one of the fastest growing equipment rental companies in the United States. We have acquired a platform of equipment rental businesses concentrated in selected markets and are building a network of nationally branded locations. As of March 25, 1999, we operate over 130 equipment rental locations in 20 states. We have become a leading provider of rental equipment as a result of our strategy to acquire core businesses, open or acquire additional locations concentrated around those businesses and expand our rental fleet. We believe that this cluster strategy enables us to increase profitability in our acquired stores and achieve profitability in our newly opened locations more quickly than our competitors. By implementing the cluster strategy and expanding our fleet of rental equipment, we are able to provide a full range of rental equipment to customers with a wide variety of equipment rental needs.

     NationsRent seeks to acquire businesses that have:

     * strong positions in their geographic market;

     * experienced local management teams that will continue to work with us following the acquisition;

     * high quality inventory of rental equipment; and

     * physical and operating characteristics that are suited to conversion to the NationsRent format.

     During 1998, we acquired 32 equipment rental businesses. We paid an aggregate of approximately $545.1 million for these 32 acquisitions which consisted of approximately:

     * $347.2 million in cash;

     * $115.8 million of convertible subordinated debt;

     * $29.6 million of subordinated debt;

     * $4.2 million of future contractual cash payments;

     * 5,542,812 shares of common stock;

     * options to purchase 196,293 shares of common stock; and

     * warrants to purchase 100,000 shares of common stock.

In addition, we have agreed to pay in the future up to an aggregate of $39.3 million in cash, subordinated notes and common stock to the former owners of the businesses we acquired based on the achievement of certain future operating results of the acquired companies or market performance of our common stock. We funded the cash portion of the consideration paid with capital contributions by our founding stockholders, proceeds from the issuance of equity, borrowings under our senior credit facilities and proceeds from the issuance of senior subordinated notes. The acquisitions have been accounted for using the purchase method and, accordingly, the acquired assets and assumed liabilities have been recorded at their estimated fair values as of the date of acquisition. Purchase accounting values for certain acquisitions have been assigned on a preliminary basis, and are subject to adjustment when additional information as to the fair values of the net assets acquired is available. We are awaiting information form third-party appraisers as to the fair value of certain rental equipment acquired and the final determination of certain liabilities assumed. We do not believe the final assignment of the fair value of the net assets acquired will have a significant impact on future operating results.

     After making an acquisition, we convert acquired locations to the NationsRent format. Distinguishing characteristics of this format include drive-through lanes, clearly marked equipment aisles, prominent use of the NationsRent logo and colors, and attractive, well-organized and clean store facilities. The cost of converting an acquired location to the NationsRent format varies depending on the physical properties of the acquired location and the condition, breadth and depth of rental equipment inventory at such location, which are factors considered in the selection and pricing of acquisition candidates. Once we have established a presence in a particular market, we may open new locations in that geographic area or adjacent areas. Since August 1997, we have opened six new locations. We plan to open 8 to 12 new locations in 1999 and continue to evaluate the need for new locations as we acquire equipment rental companies in new markets. The cost of opening our six new locations has varied depending on whether we leased or purchased the underlying real property, the size of the location and the breadth and depth of inventory at each location. See "-- Liquidity and Capital Resources." The average cost incurred through December 31, 1998 to open new locations was approximately $2.6 million per location. Our new locations have on average achieved profitability within approximately five months of their opening.

     We derive our revenue from equipment rental, sales of new and used equipment, spare parts and supplies and maintenance and repair services. Rental revenue is dependent on several factors including demand for rental equipment, the amount and quality of equipment available for rent, rental rates and general economic conditions. Revenue generated from the sale of used equipment is affected by price, general economic conditions and the condition of the equipment. Revenue from the sale of new equipment is affected by price and general economic conditions. Revenue from the sale of spare parts and supplies, maintenance and repair services is primarily affected by equipment rental and sales volume.

     The principal components of our cost of revenue include depreciation of rental equipment, costs of new and used equipment sold, personnel costs, occupancy costs, the cost of rental equipment under operating leases, repair and maintenance costs and vehicle operations. Rental equipment depreciation is calculated using the straight-line method over the estimated useful life of such equipment. The range of useful lives estimated by management for rental equipment is primarily three to ten years and is depreciated to a salvage value ranging from zero to ten percent of original cost.

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

     In January 1999, we entered into a merger agreement with RSC which provides for NationsRent to merge into RSC, with RSC continuing as the surviving corporation to be named RSC NationsRent. Upon consummation of the merger, each outstanding share of NationsRent common stock will be converted into 0.355 of a share of RSC common stock. The merger is expected to qualify as a tax-free reorganization and to be accounted for as a pooling of interests. The merger is subject to stockholder approvals of both companies and other closing conditions.

HISTORICAL RESULTS OF OPERATIONS

     The acquisitions completed to date have significantly altered our cost structure primarily due to changes to owners' compensation, depreciation methodologies, interest expense and real estate costs. We believe that the pre-acquisition historical results of the acquired businesses are not indicative of future results. In addition, because we were only in operation for approximately four months during 1997 and have acquired 32 businesses in 1998, meaningful comparison to the prior year cannot be made. As such, the following discussion of the historical and pro forma results of operations does not set forth any prior year comparisons.

  Year Ended December 31, 1998

     Revenue. The following table sets forth our revenue by type for the year ended December 31, 1998 (in thousands, except percentages):

                                                                 YEAR ENDED
                                                              DECEMBER 31, 1998
                                                              -----------------
Equipment rentals...........................................  $150,668     63.7%
Sale of used equipment......................................    36,602     15.5
Sale of new equipment.......................................    24,205     10.2
Sale of parts, supplies, maintenance and repair.............    24,923     10.6
                                                              --------    -----
                                                              $236,398    100.0%
                                                              ========    =====

     Equipment rental revenue as a percentage of total revenue was 63.7% for the year ended December 31, 1998 due primarily to the mix of revenue of companies acquired during the year. We continue to expand our rental equipment inventory at our current locations and continue to target equipment rental revenue as a percentage of total revenue to be greater than 60%.

     Gross Profit. Gross profit for the year ended December 31, 1998 was $94.4 million or 39.9% of revenue. Our rental equipment depreciation as a percent of rental revenue was 16.2% for 1998. We financed approximately $115.1 million of our rental fleet with operating leases during 1998 resulting in reported depreciation expense below what it would have been had such fleet been purchased.

     Operating Expenses. Selling, general and administrative expenses for the year ended December 31, 1998 were $44.4 million or 18.8% of revenue. Non-rental equipment depreciation and amortization for the year ended December 31, 1998 was $7.3 million or 3.1% of revenue.

     Operating Income. Operating income for the year ended December 31, 1999 was $42.7 million or 18.1% of total revenue.

     Other Income and Expense. Interest expense for the year ended December 31, 1998 was $20.9 million or 8.8% of revenue. Interest expense is primarily attributable to borrowings under our senior credit facilities for acquisitions and capital expenditures, the issuance of notes to finance the purchase of equipment, the issuance of subordinated notes to sellers in acquisitions and the issuance of senior subordinated notes.

     Income Taxes. Our effective income tax rate for the year ended December 31, 1998 was 43.2%. The amount above statutory income tax rates is attributable primarily to non-deductible goodwill amortization for federal income tax purposes.

HISTORICAL RESULTS OF OPERATIONS -- PREDECESSOR COMPANY

 Fiscal Year Ended March 31, 1997 ("Fiscal 1997") as Compared to Fiscal Year Ended March 31, 1996 ("Fiscal 1996")

     Revenue. Total revenue for Fiscal 1997 increased 20.6% to $19.5 million from $16.2 million in Fiscal 1996. This increase was primarily attributable to a 29.1% increase in equipment rental revenue. Equipment rental revenue increased as a result of the increased selection and availability of rental equipment and from the opening of two new locations during Fiscal 1997.

     Gross Profit. Gross profit for Fiscal 1997 increased 37.6% to $7.2 million from $5.2 million in Fiscal 1996. Gross margin increased from 32.5% in Fiscal 1996 to 37.0% in Fiscal 1997. This improvement primarily resulted from increased margins on the sale of used equipment.

     Operating Expenses. Selling, general and administrative expenses for Fiscal 1997 increased 20.6% to $3.8 million from $3.2 million in Fiscal 1996. As a percentage of total revenue, these costs were 19.5% in Fiscal 1996 compared with 19.5% in Fiscal 1997. The increase in selling, general and administrative expenses was primarily attributable to additional administrative staff hired and growth in business volume during Fiscal

1997. In addition, we incurred additional non-rental depreciation expense attributable to an increase in property, plant and equipment as a result of the two locations opened during Fiscal 1997.

     Operating Income. As a result of the foregoing, operating income increased 63.0% from $2.1 million for Fiscal 1996 to $3.4 million in Fiscal 1997. Operating income margin increased from 13.0% in Fiscal 1996 to 17.5% in Fiscal 1997.

     Other Expense. Other expense for Fiscal 1997 increased to $0.7 million from $0.4 million in Fiscal 1996. This increase was primarily attributable to an increase in debt and related interest expense which resulted from our increased financing of rental equipment asset purchases.

     Income Tax Expense. Income tax expense was $1.1 million for Fiscal 1997, compared to $0.7 million in Fiscal 1996. Our effective tax rate was 40.9% for Fiscal 1997, compared to 42.8% for the same period in Fiscal 1996.

     Net Income. Net income for Fiscal 1997 increased 66.4% to $1.6 million from $1.0 million for Fiscal 1996 for the aforementioned reasons. Net income as a percentage of revenue was 8.3% for Fiscal 1997 compared with 6.1% for Fiscal 1996.

LIQUIDITY AND CAPITAL RESOURCES

     Our primary uses of cash have been the funding of acquisitions and capital expenditures. To date, we have funded our cash requirements primarily with borrowings under our senior credit facilities, proceeds from the issuance of debt and equity securities, equity contributions from our founding stockholders and cash provided by operations.

     Our net cash provided by operations was $60.5 million for the year ended December 31, 1998. Net cash used in investing activities was $443.3 million for the year ended December 31, 1998. Cash used in investing activities in 1998 was primarily a result of cash consideration of $345.8 million for the acquisition of businesses, net of cash acquired and $118.8 million for purchases of rental equipment. Cash provided by financing activities was $392.0 million for the year ended December 31, 1998, net of the repayment of debt assumed in connection with acquired businesses, and was primarily a result of:

     * $168.8 million of net proceeds from the issuance of 10 3/8% senior subordinated notes due 2008;

     * $94.4 million of net proceeds from our initial public offering of our common stock;

     * $23.4 million of additional equity contributions from our founders;

     * $27.6 million of proceeds from a private placement of common stock; and

     * $325.9 million of net borrowings under our senior credit facilities.

     In February 1999, we increased our senior credit facilities to $500.0 million consisting of a $180.0 million term loan due September 2004 and a $320.0 million revolving line of credit due June 2001. The credit facilities can be used to complete permitted acquisitions, make capital expenditures, enter into standby letters of credit, or for working capital and other general corporate purposes. Borrowings under the revolving line of credit bear interest at either the BankBoston, N.A. base rate plus a percentage ranging from 0.00% to 0.50% or, at our option, the Eurodollar market rate plus a percentage ranging from 2.00% to 2.75%. The term loan bears interest ranging from 3.00% to 3.25% over the Eurodollar market rate. The percentage over the BankBoston, N.A. base rate or the Eurodollar market rate is based on our financial performance as measured by the total funded debt ratio. The credit facilities are secured by a security interest in substantially all of our assets. The credit facilities also impose, among other covenants, a tangible assets to senior debt covenant, a restriction on all of our retained earnings including cash dividends, consent requirements on certain acquisitions and a restriction on the ratio of total funded debt to earnings before interest, income taxes, depreciation and amortization. On December 31, 1998, $174.9 million and $151.0 million of cash borrowings were outstanding under the revolving line of credit and term loan, respectively.

     In December 1998, we offered and sold at par, $175.0 million aggregate principal amount of 10 3/8% senior subordinated notes due 2008. Net proceeds from the offering of the notes were approximately $168.8 million and were used to repay certain subordinated acquisition debt and certain outstanding indebtedness under our senior credit facilities. The senior subordinated notes call for semi-annual interest payments on June 15 and December 15 of each year beginning in June 1999 and mature December 15, 2008. The senior subordinated notes are guaranteed by substantially all of our current and future domestic subsidiaries. The indenture governing the notes contains covenants restricting additional indebtedness, certain payments, asset sales, liens, mergers and consolidations and transactions with affiliates. The merger with RSC will constitute a change of control under the terms of the indenture governing the senior subordinated notes. Upon a change of control, we must offer to repurchase the notes at a purchase price of 101% of the principal amount. NationsRent and RSC have entered into a commitment letter from a group of financial institutions which have agreed to collectively underwrite a new $1.5 billion senior credit facility conditioned upon a number of requirements including the closing of the merger. The repurchase of any of the senior subordinated notes would be made with proceeds from the new senior credit facility.

     During 1998, we added $233.9 million of new equipment to our rental equipment fleet $115.1 million of which was added using operating leases. These operating leases have terms expiring over the next seven years.

     Our short-term cash requirements for our existing operations consist primarily of:

     * capital expenditures to maintain, modernize and expand our rental equipment inventory;

     * working capital requirements; and

     * repair and maintenance of rental equipment, purchase of merchandise inventory and other operating activities.

     We estimate that equipment expenditures over the next 12 months for our existing locations and for new store openings will be in the range of $175.0 million to $225.0 million, net of proceeds from used equipment sales. Approximately one-third of the estimated net capital expenditures is to replace existing rental equipment. We believe that we will be able to finance our short-term cash needs through borrowings under the senior credit facilities, the use of equipment leases and cash generated from operations. We estimate that such sources will be sufficient to fund the cash required for our existing operations for at least 12 months.

     During the year ended December 31, 1998, we opened six new locations within identified clusters. We estimate that the aggregate capital costs associated with each such new location was in the range of $2.0 million to $4.5 million. We expect to open 8 to 12 new locations in 1999. We believe that cash generated from operations and borrowings under our senior credit facilities will be sufficient to fund these costs without the issuance of additional debt or equity securities.

     We are developing a management information system that became operational at certain locations in the fourth quarter of 1998. We estimate the total cost to complete development and installation of the system at our existing locations will range from $5.0 million to $7.0 million over the next several years and we believe cash generated from operations and borrowings under our senior credit facilities will be sufficient to fund these costs.

     We plan to continue our acquisition strategy and believe that in connection with new acquisitions we will be required to make additional expenditures to expand and modernize rental equipment of acquired companies. We expect to finance future acquisitions and related rental equipment expenditures using cash, capital stock, notes and/or assumption of indebtedness. To fully implement our growth strategy and meet the resulting capital requirements, we will be required to increase amounts available under our senior credit facilities or raise additional capital through issuance of additional debt or equity securities. There can be no assurance that additional capital, if and when required, will be available on terms satisfactory to us, or at all.

     There may be liabilities that we fail or are unable to discover in the course of performing due diligence investigations on each company or business we have acquired or seek to acquire in the future. Such liabilities could include those arising from employee benefits contribution obligations of a prior owner or non-compliance with applicable federal, state or local environmental requirements by prior owners for which we, as a successor owner, may be responsible. We try to minimize these risks by conducting such due diligence, including employee benefit and environmental reviews, as we deem appropriate under the circumstances. However, we cannot assure that we have identified, or in the case of future acquisitions, will identify, all existing or potential risks. We also generally require each seller of acquired businesses or properties to indemnify us against undisclosed liabilities. In some cases this indemnification obligation may be supported by deferring payment of a portion of the purchase price or other appropriate security. However, we cannot assure that the indemnification, even if obtained, will be enforceable, collectible or sufficient in amount, scope or duration to fully offset the possible liabilities associated with the business or property acquired. Any such liabilities, individually or in the aggregate, could have a material adverse effect on our business, financial condition or results of operations.

SEASONALITY AND FLUCTUATIONS IN OPERATING RESULTS

     Our revenue and income are dependent upon activity in the construction industry in the markets we serve. Construction activity is dependent upon weather and other seasonal factors affecting construction in the geographic areas where we have operations. Because of this variability in demand, our quarterly revenue may fluctuate, and revenue for the first quarter of each year can be expected to be lower than the remaining quarters. Although we believe that the historical trend in quarterly revenue for the second, third and fourth quarters of each year is generally higher than the first quarter, there can be no assurance that this will occur in future periods. Accordingly, quarterly or other interim results should not be considered indicative of results to be expected for any other quarter or for a full year.

     Operating results may fluctuate due to other factors including, but not limited to:

     * changes in general economic conditions including changes in national, regional or local construction or industrial activities;

     * the timing of acquisitions and opening of new locations;

     * the timing of expenditures for new rental equipment and the disposition of used equipment;

     * competitive pricing pressures; and

     * changes in interest rates.

     We will incur significant expenses in opening new locations, such as employee training, marketing and facility set-up costs. Initially, new locations may generate lower operating margins than established locations and may operate at a loss for a period of time. Our new locations have on average achieved profitability within approximately five months of their opening. In addition, when we purchase new rental equipment, the depreciation related to such equipment may contribute to near-term margin decline, because such equipment may not initially generate revenue at a rate that is sufficient to match such increased depreciation expense. As such, the opening of new rental locations and the purchase of new equipment to expand our current rental equipment inventory may reduce our operating margins during a start-up period.

INFLATION

     We do not believe that inflation has been a significant factor to the cost of our operations or the operations of the Predecessor.

IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

     In June 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income." We adopted SFAS No. 130 during the quarter ended June 30, 1998. SFAS No. 130 establishes standards for the reporting and display of comprehensive income and its components in a full set of financial statements. The objective of SFAS No. 130 is to report a measure (comprehensive income) of all changes in equity of an enterprise that result from transactions and other economic events in a period other than transactions with owners. The adoption of

SFAS No. 130 did not impact our consolidated financial statements, as comprehensive income was equal to net income for all periods presented.

     In June 1997, FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." We adopted SFAS No. 131 during the quarter ended December 31, 1998. SFAS No. 131 superseded SFAS No. 14, "Financial Reporting for Segments of a Business Enterprise." SFAS No. 131 establishes a new method by which companies will report operating segment information. This method is based on the manner in which management organizes the segments within a company for making operating decisions and assessing performance. SFAS No. 131 also establishes standards for related disclosures about products and services, geographic areas and major customers. The adoption of SFAS No. 131 did not affect our consolidated financial position, results of operations or financial statement disclosures, as we operate only one business segment.

     In March 1998, the American Institute of Certified Public Accountants issued Statement of Position ("SOP") 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." SOP 98-1 establishes criteria for determining which costs of developing or obtaining internal-use computer software should be charged to expense and which should be capitalized. SOP 98-1 is effective for all transactions entered into in fiscal years beginning after December 15, 1998. We do not believe that the adoption of SOP 98-1 will have a material effect on our financial position or results of operations.

     In April 1998, the American Institute of Certified Public Accountants issued SOP 98-5, "Reporting on the Costs of Start-Up Activities." SOP 98-5 requires that all non-governmental entities expense costs of start-up activities, including pre-operating, pre-opening and organization activities, as those costs are incurred. We do not believe that the adoption of this Statement will not have a material effect on our financial position or results of operations.

YEAR 2000

     Since many computer systems and other equipment with embedded chips or microprocessors use only two digits to represent the year, these systems may be unable to process accurately certain data before, during or after the year 2000. As a result, business and governmental entities are at risk for possible miscalculations or systems failures causing disruptions in their business operations. This is commonly known as the "Year 2000" issue. We may be affected by Year 2000 issues in our own information technology ("IT") systems or non-IT systems, as well as by Year 2000 issues related to IT and non-IT systems operated by third parties.

  State of Readiness

     Our plan to address the Year 2000 issue is structured in five phases: inventory, assessment, correction, testing and implementation. The inventory phase is an investigation of all our operations to identify the software and hardware of all of our systems. The assessment phase is an analysis of each component of each system to determine date sensitivity to the year 2000. The correction phase is the effort to correct, replace, upgrade or eliminate non-compliant hardware and software. The testing phase involves verifying that corrections to our systems are Year 2000 compliant. Finally, the implementation phase is the effort to deploy the corrected and verified systems throughout our current operations.

     IT SYSTEMS. Our current state of progress with our IT systems is as follows:

     * Inventory and Assessment. Since our inception, we have acquired 38 equipment rental companies, each with its own information system for rental counter operations, inventory control and financial reporting. In assessing the systems of the companies that we acquired, we determined that there was no one system that could manage our projected growth and that was Year 2000 compliant. We determined, therefore, that we needed to develop our own Year 2000 compliant management information system. We believe the inventory and assessment phases of our IT systems is complete.

     * Correction and Testing. During the second quarter of 1998, we began developing our own management information system that included software modules for rental counter operations, inventory control, database and financial reporting to replace the information systems of businesses we have acquired. During the development of our systems, we tested and validated them for Year 2000 compliance and selected our third party vendors for the software modules and hardware components of our new system based on their certification of Year 2000 compliance. To date, we have handled our Year 2000 plan with our own internal personnel and have not engaged any third-party consultants. The system is functional and we believe we are 95% complete with testing of all of the components. We are not currently aware of any Year 2000 problems relating to our new IT system or the systems and hardware supplied by third parties which would have a material effect on our business, results of operations or financial condition.

     * Implementation. For us, the implementation phase consists of the conversion and replacement of the non-Year 2000 compliant systems of our acquired businesses with our new management information system. During October 1998, we began converting our operations to our new management information system. As of March 25, 1999, we operate over 130 locations. We have completely converted ten of these locations to our new system and have converted 19 additional locations to the financial reporting component of our system. We expect to have all of our current operations fully converted to our new system by the end of the third quarter of 1999.

     NON-IT SYSTEMS. We are at the initial inventory phase for our non-IT systems such as chips and microprocessors that may be embedded in our facilities and equipment. We believe there is a minimal amount of dependence of our critical operations on non-IT systems. However, since we have not completed our inventory and assessment, we cannot currently determine if there are any potential Year 2000 problems that would cause a material adverse effect on our business, results of operations or financial condition. We expect to complete all five phases of our Year 2000 plan for our non-IT systems by the end of the third quarter of 1999.

     THIRD-PARTY SYSTEMS. We rely on third-party suppliers for operating supplies, merchandise for resale, utilities, transportation, equipment for rent and retail sales and other key services. Interruption of any such third-party's operations due to Year 2000 issues could have a material adverse effect on our business, results of operations or financial condition. We have begun efforts to evaluate the progress of our critical third-party suppliers relative to their Year 2000 issues. Letters and questionnaires are being sent to all essential third parties with which we do business to assess their Year 2000 readiness. To the extent necessary, we will seek alternative third-party relationships if circumstances warrant. We have begun efforts to evaluate the progress of our critical customers' relative to their Year 2000 issues. We expect to complete all five phases of our Year 2000 plan for our third-party systems by the end of the third quarter of 1999.

  Costs

     The majority of our costs to address the Year 2000 issue are related to the development of our new management information system. Such costs principally consist of licensing and developing software and purchasing hardware. To date we have spent a total of approximately $5.4 million for the new system, of which approximately $4.1 million was related to software development and approximately $1.3 million was related to purchases of hardware. Such costs have been capitalized in accordance with generally accepted accounting principals. We expect to incur in the range of approximately $1.5 million to $2.0 million in additional software and hardware costs installing the new IT system at the rest of our current locations in 1999. The aggregate cost of conversion and training employees to the new IT system, which will be charged to expense in the period incurred, is expected to range from $0.7 million to $1.0 million. Although we do not expect to incur significant expenses to address the Year 2000 issue beyond our capital investment in the new IT system software and hardware, Year 2000 problems may require us to incur unanticipated expenses which could have a material adverse effect on our business, financial condition or results of operations. These costs account for approximately 90% of our information technology budget for 1999. To date, the development of our management information system has run concurrent with and been a part of our Year 2000 compliance efforts. No other major projects have been deferred as a result of the system development effort. The source of the funds for our Year 2000 compliance efforts has been cash generated from operations and borrowings under our senior credit facilities.

  Risks Relating to the Company's Failure to Become Year 2000 Compliant

     Our worst case scenarios resulting from the Year 2000 issue include:

     * Interruptions in our customers' operations which could prevent them from renting our equipment, using our services or paying for equipment rented or services rendered.

     * Disruptions to our utilities and other service providers which could prevent our locations from operating in the normal course of business.

     * Failure of our suppliers' operations which could result in our inability to obtain rental equipment and other supplies to meet the demands of our customers.

     * Failure to convert all of our locations to our new management information system before December 31, 1999 which could prevent such locations from processing invoices from our counter systems and tracking accounts receivable, equipment utilization and other critical financial data. This could also prevent our locations from sharing equipment and data to service our customers in a timely manner.

     * Failure to convert all of the systems of the businesses we acquire during 1999 to our system prior to the year 2000 which could prevent these locations from being integrated into the rest of our operations.

     Such failures could materially and adversely affect our business, results of operations and financial condition. Due to the general uncertainty inherent in the Year 2000 problem, resulting in part from the uncertainty of the Year 2000 readiness of third-party suppliers and customers, we are unable to determine at this time what our most reasonably likely worst case scenario would be or whether the consequences of Year 2000 failures will have a material adverse impact on our results of operations, liquidity or financial condition. As we complete all of the phases of our Year 2000 compliance plan, we expect to have a better understanding of our most reasonably likely worst case scenarios and will tailor our contingency plans accordingly.

  Contingency Plans

     Our Year 2000 efforts are ongoing and our overall plan, as well as the consideration of contingency plans, will continue to evolve as new information becomes available. Contingency plans for Year 2000-related interruptions are being developed and will include emergency backup and recovery procedures for lost data, manual invoicing, billing and collection procedures, identification of alternate suppliers, acceleration of conversion times to our management information system and increasing inventory levels of critical supplies and rental equipment. All plans are expected to be completed by the end of the third quarter of 1999. These activities are intended to provide a means of managing risk, but cannot eliminate the potential for disruption due to third-party failure.

     We are currently considering what our final contingency plans will be in the event that we are not able to bring all of our existing and acquired systems into Year 2000 compliance by the end of 1999. We currently plan to complete such contingency plans by the end of the third quarter of 1999.

FORWARD LOOKING STATEMENTS

     Certain statements and information in this Annual Report on Form 10-K may include "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including in particular the statements about our plans, strategies and prospects under the headings "Business" and "Management's Discussion and Analysis of Financial Condition and Results of Operations." Although we believe that our plans, intentions and expectations reflected in or suggested by such forward-looking statements are reasonable, we cannot assure you that such plans, intentions or expectations will be achieved. Important factors that could cause actual results to differ materially from our forward-looking statements are set forth below and elsewhere in this Annual Report on Form 10-K. Such factors include, among others: the ability to develop and implement operational and financial systems to manage rapidly growing operations; competition in our principal businesses; the ability to integrate and successfully operate acquired businesses and the risks associated with such businesses; the ability to obtain financing on terms acceptable to us to finance our growth strategy and for us to operate within the limitations imposed by financing arrangements; dependence on key personnel; and the ability to properly assess and capitalize on future business opportunities.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Our exposure to market risk is limited primarily to the fluctuating interest rates associated with our variable rate indebtedness. Our variable interest rates are subject to interest rate changes in the United States and the Eurodollar market. We do not currently use, nor have we historically used, derivative financial instruments to manage or reduce market risk. At December 31, 1998, we had $358.1 million of variable rate indebtedness, representing approximately 53% of our total debt outstanding, at an average interest rate of 8.2%.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                         INDEX TO FINANCIAL STATEMENTS

                                                              PAGE
                                                              ----
Report of Independent Certified Public Accountants..........    20
Consolidated Balance Sheets at December 31, 1998 and 1997...    21
Consolidated Statements of Income for the year ended
  December 31, 1998 and the period from August 14, 1997
  (inception) to December 31, 1997..........................    22
Consolidated Statement of Stockholders' Equity..............    23
Consolidated Statements of Cash Flows for the year ended
  December 31, 1998 and the period from August 14, 1997
  (inception) to December 31, 1997..........................    24
Notes to Consolidated Financial Statements..................    25

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To NationsRent, Inc.:

     We have audited the accompanying consolidated balance sheets of NationsRent, Inc. (a Delaware corporation) and subsidiaries as of December 31, 1998 and 1997, and the related consolidated statements of income, stockholders' equity and cash flows for the year ended December 31, 1998 and for the period from August 14, 1997 (inception) to December 31, 1997. These financial statements and the schedule referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of NationsRent, Inc. and subsidiaries as of December 31, 1998 and 1997, and the results of their operations and their cash flows for the year ended December 31, 1998 and for the period from August 14, 1997 (inception) to December 31, 1997 in conformity with generally accepted accounting principles.

     Our audits were made for the purpose of forming an opinion on the basic financial statements as a whole. The schedule listed in the index to financial statements is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

ARTHUR ANDERSEN LLP

Fort Lauderdale, Florida,
February 19, 1999.

                               NATIONSRENT, INC.

                          CONSOLIDATED BALANCE SHEETS
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                  DECEMBER 31,
                                                              --------------------
                                                                 1998       1997
                                                              ----------   -------
                                  ASSETS
Cash and cash equivalents...................................  $   10,597   $ 1,493
Accounts receivable, net of allowance for doubtful accounts
  of $4,732 and $587 at December 31, 1998 and 1997,
  respectively..............................................      72,951     5,008
Inventories.................................................      23,147     1,840
Prepaid expenses and other assets...........................      24,451       755
Rental equipment, net.......................................     382,573    30,619
Property and equipment, net.................................      37,839     2,334
Intangible assets related to acquired businesses, net.......     524,254    37,108
                                                              ----------   -------
     Total Assets...........................................  $1,075,812   $79,157
                                                              ==========   =======
                  LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
  Accounts payable..........................................  $   68,177   $ 3,253
  Accrued compensation and related taxes....................       4,901       328
  Accrued expenses and other liabilities....................      32,970     2,579
  Debt......................................................     678,035    42,928
  Income taxes payable......................................       3,115     1,523
  Deferred income taxes.....................................       6,384     2,545
                                                              ----------   -------
     Total liabilities......................................     793,582    53,156
                                                              ----------   -------
Commitments and Contingencies (Note 11)
Stockholders' Equity:
  Preferred stock -- $0.01 par value, 5,000,000 shares
     authorized, no shares issued and outstanding...........          --        --
  Common stock -- $0.01 par value, 250,000,000 shares
     authorized, 55,618,023 and 25,000,000 shares issued and
     outstanding at December 31, 1998 and 1997,
     respectively...........................................         556       250
  Additional paid-in capital................................     268,019    24,750
  Retained earnings.........................................      13,655     1,001
                                                              ----------   -------
     Total stockholders' equity.............................     282,230    26,001
                                                              ----------   -------
     Total Liabilities and Stockholders' Equity.............  $1,075,812   $79,157
                                                              ==========   =======

          The accompanying notes to consolidated financial statements are an integral part of these statements.

                               NATIONSRENT, INC.

                       CONSOLIDATED STATEMENTS OF INCOME
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                                   FROM
                                                                              AUGUST 14, 1997
                                                               YEAR ENDED       (INCEPTION)
                                                              DECEMBER 31,        THROUGH
                                                                  1998       DECEMBER 31, 1997
                                                              ------------   -----------------
Revenue:
  Equipment rentals.........................................    $150,668         $  7,410
  Sales of equipment, merchandise, service, parts and
     supplies...............................................      85,730            1,895
                                                                --------         --------
          Total revenue.....................................     236,398            9,305
                                                                --------         --------
Cost of revenue:
  Cost of equipment rentals, excluding depreciation.........      56,084            2,196
  Rental equipment depreciation.............................      24,463            1,526
  Cost of sales of equipment, merchandise, service, parts
     and supplies...........................................      61,455            1,691
                                                                --------         --------
          Total cost of revenue.............................     142,002            5,413
                                                                --------         --------
Gross profit................................................      94,396            3,892
Operating expenses:
  Selling, general and administrative expenses..............      44,411            1,081
  Non-rental equipment depreciation and amortization........       7,266              284
                                                                --------         --------
Operating income............................................      42,719            2,527
                                                                --------         --------
Other (income)/expense:
  Interest expense..........................................      21,063              760
  Interest income...........................................        (205)             (29)
  Other, net................................................        (401)              29
                                                                --------         --------
                                                                  20,457              760
                                                                --------         --------
Income before provision for income taxes....................      22,262            1,767
  Provision for income taxes................................       9,608              766
                                                                --------         --------
Net income..................................................    $ 12,654         $  1,001
                                                                ========         ========
Net income per share -- basic and diluted...................    $   0.37         $   0.04
                                                                ========         ========
Weighted average common shares outstanding:
  Basic.....................................................      33,999           25,000
                                                                ========         ========
  Diluted...................................................      38,545           25,007
                                                                ========         ========

          The accompanying notes to consolidated financial statements are an integral part of these statements.

                               NATIONSRENT, INC.

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                  COMMON STOCK
                                               -------------------   ADDITIONAL
                                               NUMBER OF              PAID-IN     RETAINED
                                                 SHARES     AMOUNT    CAPITAL     EARNINGS    TOTAL
                                               ----------   ------   ----------   --------   --------
Balance, August 14, 1997 (Inception).........          --    $ --    $      --    $    --
  Issuance of common stock (after giving
     effect to the stock split discussed in
     Note 1).................................  25,000,000     250       24,750         --      25,000
  Net income.................................          --      --           --      1,001       1,001
                                               ----------    ----    ---------    -------    --------
Balance, December 31, 1997...................  25,000,000     250       24,750      1,001      26,001
  Additional capital contributions of the
     Company's founders......................          --      --       23,400         --      23,400
  Proceeds from sale of common stock in a
     private placement.......................   5,118,694      51       27,549         --      27,600
  Proceeds from sale of common stock, less
     issuance cost of $9,605.................  13,000,000     130       94,265         --      94,395
  Issuance of common stock, options and
     warrants in connection with
     acquisitions............................   5,542,812      55       48,125         --      48,180
  Conversion of unsecured subordinated
     convertible promissory notes............   6,956,517      70       49,930         --      50,000
  Net income.................................          --      --           --     12,654      12,654
                                               ----------    ----    ---------    -------    --------
Balance, December 31, 1998...................  55,618,023    $556    $ 268,019    $13,655    $282,230
                                               ==========    ====    =========    =======    ========

          The accompanying notes to consolidated financial statements are an integral part of this statement.

                               NATIONSRENT, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                                   FROM
                                                                              AUGUST 14, 1997
                                                               YEAR ENDED       (INCEPTION)
                                                              DECEMBER 31,        THROUGH
                                                                  1998       DECEMBER 31, 1997
                                                              ------------   -----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income..................................................   $  12,654         $  1,001
Adjustments to reconcile net income to net cash provided by
  operating activities:
  Depreciation and amortization.............................      32,180            1,810
  Gain on sale of rental equipment..........................      (9,530)             (59)
  Deferred income tax provision.............................       6,709              357
  Changes in operating assets and liabilities:
    Accounts receivable.....................................     (17,485)             334
    Inventories.............................................        (342)              83
    Prepaid expenses and other assets.......................      (8,312)            (296)
    Accounts payable........................................      43,412              776
    Accrued expenses and other liabilities..................         719             (428)
    Income taxes payable....................................         453              117
                                                               ---------         --------
    Net cash provided by operating activities...............      60,458            3,695
                                                               ---------         --------
CASH FLOWS FROM INVESTING ACTIVITIES, NET OF ACQUISITIONS:
  Acquisitions of businesses, net of cash acquired..........    (345,845)         (34,137)
  Purchases of rental equipment.............................    (118,798)          (2,461)
  Purchases of property and equipment.......................     (15,305)            (963)
  Proceeds from sale of rental equipment....................      36,602            1,159
  Decrease in notes receivable from affiliates..............          --            1,358
                                                               ---------         --------
    Net cash used in investing activities...................    (443,346)         (35,044)
                                                               ---------         --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of common stock....................     121,995           25,000
  Capital contributions.....................................      23,400               --
  Proceeds from debt........................................     909,952           21,917
  Payment of debt issuance costs............................      (9,172)              --
  Repayments of debt........................................    (654,183)         (14,075)
                                                               ---------         --------
    Net cash provided by financing activities...............     391,992           32,842
                                                               ---------         --------
Net increase in cash and cash equivalents...................       9,104            1,493
Cash and cash equivalents, beginning of period..............       1,493               --
                                                               ---------         --------
Cash and cash equivalents, end of period....................   $  10,597         $  1,493
                                                               =========         ========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid for interest....................................   $  13,737         $    621
                                                               =========         ========
  Cash paid for income taxes................................   $   3,033         $    390
                                                               =========         ========
SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING
  ACTIVITIES:
    The Company acquired the net assets and assumed certain
      liabilities of certain businesses as follows:
      Fair value of assets acquired, net of cash acquired...   $ 875,711         $ 78,629
      Total liabilities assumed.............................    (331,996)         (27,311)
    Amounts paid through the issuance of debt and future
      cash commitments......................................    (149,690)         (17,181)
    Amounts paid through the issuance of stock, options and
      warrants..............................................     (48,180)              --
                                                               ---------         --------
    Net cash paid...........................................   $ 345,845         $ 34,137
                                                               =========         ========

          The accompanying notes to consolidated financial statements are an integral part of these statements.

                               NATIONSRENT, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               DECEMBER 31, 1998

1. ACCOUNTING POLICIES

  Basis of Presentation

     NationsRent, Inc. (the "Company") was incorporated in the state of Delaware on August 14, 1997 for the purpose of creating a nationally branded network of equipment rental locations offering a broad selection of equipment primarily to the construction and industrial segments of the equipment rental industry in the United States. The Company also sells used and new equipment, spare parts, merchandise and supplies, and provides maintenance and repair services.

     The nature of the Company's business is such that short-term obligations are typically met by cash flow generated from long-term assets. Consequently, consistent with industry practice, the accompanying consolidated balance sheets are presented on an unclassified basis.

     The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

  Cash Equivalents

     The Company considers all highly liquid instruments with a maturity of three months or less when purchased to be cash equivalents. The Company had no cash equivalents at December 31, 1998 and 1997.

  Use of Estimates

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

  Inventories

     Inventories, which consist of equipment, tools, parts and related merchandise supply items, are stated at the lower of cost or market. Cost is determined using the first-in, first-out (FIFO) method. Provision is made to reduce excess or obsolete inventories to their estimated net realizable value.

  Rental Equipment

     Rental equipment purchased by the Company is recorded at cost and depreciated over the estimated useful life of the equipment using the straight-line method. The range of useful lives estimated by management for rental equipment is three to ten years. Rental equipment is depreciated to a salvage value ranging from zero to ten percent of cost. Rental equipment having a cost of $500 or less generally has a useful life of less than one year and therefore is charged to expense at the time of purchase. Accumulated depreciation on rental equipment was $22,785,000 and $1,526,000 at December 31, 1998 and 1997, respectively. Ordinary maintenance and repair costs are charged to operations as incurred. Expenditures that extend the useful life or increase the capacity, efficiency or safety of rental equipment are capitalized.

                               NATIONSRENT, INC.

  Property and Equipment

     Property and equipment purchased new by the Company is recorded at cost. Property and equipment obtained through the acquisition of a business is recorded at the estimated fair market value at the time of acquisition. Depreciation and amortization are recorded on a straight-line basis over the following estimated useful lives:

Buildings and improvements                  10-39 years, not to exceed lease term
Furniture, fixtures and office equipment    3-7 years
Vehicles, delivery and shop equipment       5-10 years

     Ordinary maintenance and repair costs are charged to expense as incurred.

  Capitalized Interest

     Interest cost incurred on capital expenditures for assets constructed by the Company is capitalized and included in the cost of such assets. Total interest cost incurred by the Company was $21,146,000 and $760,000 for the year ended December 31, 1998 and the period from August 14, 1997 (inception) to December 31, 1997, respectively. Total interest capitalized was $83,000 for the year ended December 31, 1998. There was no interest capitalized in the period from August 14, 1997 (inception) to December 31, 1997.

  Intangible Assets Related to Acquired Businesses

     Intangible assets are recorded at cost and are amortized using the straight-line method over their estimated useful lives of five years for covenants not to compete and 40 years for goodwill. The accumulated amortization of intangible assets was approximately $5,337,000 and $180,000 at December 31, 1998 and 1997, respectively. Amortization expense of intangible assets was $5,157,000 and $180,000 for the year ended December 31, 1998 and the period from August 14, 1997 (inception) to December 31, 1997, respectively.

  Long-Lived Assets

     The carrying value of long-lived assets, including goodwill, is reviewed if the facts and circumstances suggest that it may be impaired. If this review indicates that long-lived assets will not be recoverable, as determined based on the undiscounted cash flows of the entity acquired over the remaining amortization period, the Company's carrying value of the long-lived assets will be reduced by the amount by which carrying value exceeds fair value.

  Fair Value of Financial Instruments

     The carrying amounts reported in the accompanying consolidated balance sheets for cash and cash equivalents, accounts receivable, accounts payable and accrued expenses and other liabilities approximate fair value due to the short-term nature of these accounts. The fair value of long-term debt is determined using current applicable interest rates as of the balance sheet date and approximates the carrying value of such debt because the underlying instruments are at variable rates that are repriced frequently. The fair value of the Senior Subordinated Notes approximates carrying value based on the Company's estimate of the current market for similar debt.

  Revenue Recognition

     Rental revenue is recognized on a straight-line basis as earned during the rental contract period. Equipment rentals in the consolidated statements of income includes revenue earned on equipment rentals, rental equipment delivery and pick-up fees and fuel sales. Revenue from the sale of used equipment, parts and

                               NATIONSRENT, INC.

supplies and retail merchandise is recognized at the time of delivery to, or pick-up by, the customer. When rental equipment is sold, the related cost and accumulated depreciation are removed from the respective accounts. Proceeds from the sale and the related book value of the equipment sold are reported as revenue from sales of equipment, merchandise, service, parts and supplies and cost of sales of equipment, merchandise, service, parts and supplies, respectively, in the statements of income.

  Advertising

     Advertising costs are charged to expense as incurred. The Company incurred advertising costs of $2,339,000 and $171,000 for the year ended December 31, 1998 and the period from August 14, 1997 (inception) to December 31, 1997, respectively.

  Income Taxes

     The Company accounts for income taxes under the liability method pursuant to Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes." Under the liability method, deferred tax assets and liabilities are determined based on differences between the financial reporting and tax bases of assets and liabilities using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. Recognition of deferred tax assets is limited to amounts considered by management to be more likely than not of realization in future periods. The Company and its wholly-owned subsidiaries file a consolidated federal income tax return.

  Computation of Earnings Per Share

     Earnings per share is calculated in accordance with the requirements of SFAS No. 128, "Earnings Per Share," as well as Staff Accounting Bulletin No. 98 (issued by the Securities and Exchange Commission in February 1998), which amends the determination of and accounting for "cheap stock" in periods prior to an initial public offering. The effect of dilutive securities is computed using the treasury stock method.

  Stock Split

     In June 1998, the Company effected a 2,500-for-one split of its common stock. The accompanying consolidated financial statements reflect the stock split on a retroactive basis from the beginning of the periods presented.

  Concentrations of Credit Risk

     Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash investments and accounts receivable. The Company maintains cash and cash equivalents with high quality financial institutions. Concentrations of credit risk with respect to accounts receivable are limited because a large number of diverse customers make up the Company's customer base. No single customer represents greater than 10% of total accounts receivable. The Company controls credit risk through credit approvals, credit limits, and monitoring procedures.

  Stock Based Compensation

     The Company accounts for stock compensation arrangements in accordance with APB Opinion No. 25, "Accounting for Stock Issued to Employees," ("APB No. 25") and accordingly, recognizes no compensation expense for the stock compensation arrangements since the stock options are granted at exercise prices at or greater than the fair value of the shares at the date of grant.

                               NATIONSRENT, INC.

  Seasonality

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

  Reclassification

     Certain amounts presented for the period from August 14, 1997 (inception) to December 31, 1997 have been reclassified to conform to the 1998 presentation.

  Impact of Recently Issued Accounting Standards

     In June 1997, the Financial Accounting Standards Board ("FASB") issued SFAS No. 130, "Reporting Comprehensive Income." The Company adopted SFAS No. 130 during the quarter ended June 30, 1998. SFAS No. 130 establishes standards for the reporting and display of comprehensive income and its components in a full set of financial statements. The objective of SFAS No. 130 is to report a measure (comprehensive income) of all changes in equity of an enterprise that result from transactions and other economic events in a period other than transactions with owners. The adoption of SFAS No. 130 did not impact the Company's consolidated financial statements, as comprehensive income was equal to net income for all periods presented.

     In June 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." The Company adopted SFAS No. 131 during the quarter ended December 31, 1998. SFAS No. 131 superseded SFAS No. 14, "Financial Reporting for Segments of a Business Enterprise." SFAS No. 131 establishes a new method by which companies will report operating segment information. This method is based on the manner in which management organizes the segments within a company for making operating decisions and assessing performance. SFAS No. 131 also establishes standards for related disclosures about products and services, geographic areas and major customers. The adoption of SFAS No. 131 did not affect the Company's consolidated financial position, results of operations or financial statement disclosures, as the Company operates only one business segment.

     In March 1998, the American Institute of Certified Public Accountants issued Statement of Position ("SOP") 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." SOP 98-1 establishes criteria for determining which costs of developing or obtaining internal-use computer software should be charged to expense and which should be capitalized. SOP 98-1 is effective for all transactions entered into in fiscal years beginning after December 15, 1998. The Company will adopt SOP 98-1 prospectively effective January 1, 1999. The Company does not believe that the adoption of SOP 98-1 will have a material effect on the Company's financial position or results of operations.

     In April 1998, the American Institute of Certified Public Accountants issued SOP 98-5, "Reporting on the Costs of Start-Up Activities." SOP 98-5 requires that all non-governmental entities expense costs of start-up activities, including pre-operating, pre-opening and organization activities, as those costs are incurred. The Company will adopt SOP 98-5 effective January 1, 1999. The Company does not believe that the adoption of SOP 98-5 will have a material effect on the Company's financial position or results of operations.

                               NATIONSRENT, INC.

2. ACQUISITIONS

     The Company is building a nationally branded network of equipment rental locations. Pursuant to this strategy, the Company made 32 acquisitions of equipment rental businesses during 1998. The aggregate consideration for these acquisitions was $545,087,000 and consisted of (i) $347,217,000 of cash, (ii) $115,821,000 of subordinated convertible debt, (iii) $29,634,000 of subordinated debt, (iv) $4,235,000 of future contractual cash payments, (v) 5,542,812 shares of the Company's common stock, $0.01 par value per share ("Common Stock"), (vi) options to purchase 196,293 shares of Common Stock, and (vii) warrants to purchase 100,000 shares of Common Stock. The cash portion of the consideration was funded through borrowings under the Company's credit facility, capital contributions by the founders of the Company, the proceeds of a private placement of Common Stock and the proceeds from the issuance of senior subordinated notes. The Company repaid or assumed outstanding indebtedness of the acquired companies in the aggregate amount of $282,318,000. In addition, in connection with nine of the acquisitions, the Company has agreed to make future payments up to an aggregate of $39,331,000 in cash, subordinated notes, subordinated convertible notes and Common Stock to the former owners based on the achievement of certain future operating results of the acquired companies or market performance of the Common Stock. Such payments may be made at various times through December 2001. The acquisitions have been accounted for using the purchase method and, accordingly, the acquired assets and assumed liabilities have been recorded at their estimated fair values as of the date of acquisition. Purchase accounting values for certain acquisitions have been assigned on a preliminary basis, and are subject to adjustment when additional information as to the fair values of the net assets acquired is available. The Company is awaiting information from third-party appraisers as to the fair value of certain rental equipment acquired and the final determination of certain liabilities assumed. The Company does not believe the final assignment of the fair value of the net assets acquired will have a significant impact on future operating results. The operations of the acquired businesses have been included in the Company's consolidated statements of income since the effective date of each respective acquisition.

     The Company made five acquisitions of equipment rental businesses during 1997. The aggregate consideration for these acquisitions was $51,802,000 and consisted of (i) $34,621,000 of cash, (ii) $11,090,000 of subordinated convertible debt and (iii) $6,091,000 of subordinated debt. In addition, the Company repaid or assumed outstanding indebtedness of the acquired companies in the aggregate amount of $17,905,000.

     The following table sets forth the estimated fair value of the assets acquired and liabilities assumed for the aforementioned acquisitions:

                                                                              PERIOD FROM
                                                                            AUGUST 14, 1997
                                                               YEAR ENDED   (INCEPTION) TO
                                                              DECEMBER 31,   DECEMBER 31,
                                                                  1998           1997
                                                              ------------  ---------------
                                                                     (IN THOUSANDS)
Assets, including cash......................................      $390,874      $41,193
Goodwill....................................................       491,067       37,925
Other intangibles...........................................            --          599
Liabilities.................................................       336,854       27,915

                               NATIONSRENT, INC.

     The following table sets forth the unaudited pro forma consolidated results of operations for the years ended December 31, 1998 and 1997 giving effect to the aforementioned acquisitions completed during 1998 and 1997 as if such acquisitions had occurred on January 1, 1997 (in thousands, except per share data):

                                                                  YEAR ENDED
                                                                 DECEMBER 31,
                                                              ------------------
                                                                1998      1997
                                                              --------  --------
Revenue.....................................................  $477,064  $406,493
Net income..................................................    19,915    11,354
Basic earnings per share....................................      0.36      0.20
Diluted earnings per share..................................      0.35      0.20

     The above unaudited pro forma consolidated results of operations are based upon certain assumptions and estimates which the Company believes are reasonable. The unaudited pro forma consolidated results of operations may not be indicative of the operating results that actually would have been reported had the acquisitions been consummated on January 1, 1997, nor are they necessarily indicative of results which will be reported in the future.

3. PROPERTY AND EQUIPMENT

     Property and equipment, net consists of the following:

                                                                DECEMBER 31,
                                                              ----------------
                                                               1998      1997
                                                              -------   ------
                                                               (IN THOUSANDS)
Buildings and improvements..................................  $10,530   $   96
Furniture, fixtures and office equipment....................   10,691      514
Vehicles, delivery and shop equipment.......................   17,819      906
Construction in progress....................................      971      923
                                                              -------   ------
                                                               40,011    2,439
Less -- accumulated depreciation and amortization...........   (2,172)    (105)
                                                              -------   ------
  Property and equipment, net...............................  $37,839   $2,334
                                                              =======   ======

                               NATIONSRENT, INC.

4. DEBT

     Debt consists of the following:

                                                                DECEMBER 31,
                                                              -----------------
                                                                1998     1997
                                                              --------  -------
                                                               (IN THOUSANDS)
Notes payable to financial institutions:
  Term loan.................................................  $151,000  $18,500
  Revolving credit facility.................................   174,900    1,958
10.375% Senior Subordinated Notes due December 15, 2008 with interest due semi-annually each June 15 and December 15,
  beginning June 15, 1999...................................   175,000       --
Subordinated promissory notes, bearing interest at 6.0% to
  8.5%, interest payable quarterly and maturities through
  November 2002.............................................     2,923    6,091
Subordinated convertible promissory notes, bearing interest
  at 6.0% to 8.5%, interest payable quarterly and maturities
  through October 2004......................................    76,511   11,090
Rental equipment financing obligations, secured by
  equipment, payable in monthly installments, through April
  2002, capitalized by the Company..........................    26,038       --
Note payable, with interest at the commercial paper rate
  plus 2.05% to 2.25%, payable in monthly installments
  through September 2004, secured by equipment..............    14,375       --
Note payable, with interest at the London Interbank Offered
  Rate plus 2.75%, payable in monthly installments through
  March 1999, secured by equipment..........................    32,155       --
Note payable, with interest at 6.63%, payable in quarterly
  installments through July 2001............................     1,566       --
Equipment notes, bearing interest at 6.2% to 9.25%, payable
  in various monthly installments through April 2003,
  secured by equipment......................................    23,240    5,144
Other.......................................................       327      145
                                                              --------  -------
          Total debt........................................  $678,035  $42,928
                                                              ========  =======

     Notes payable to financial institutions at December 31, 1998 consist of amounts due under the Company's credit facility (the "Credit Facility") with a syndicate of lenders to provide for cash borrowings and letters of credit. The Credit Facility can be used to complete permitted acquisitions, make capital expenditures, enter into standby letters of credit, or for working capital and other general corporate purposes. As of December 31, 1998, the Credit Facility included a term loan of $151,000,000 (the "Term Loan") and a revolving credit facility with an aggregate commitment of up to $284,000,000 (the "Revolver"). The Revolver has a three-year term scheduled to expire in June 2001 and the Term Loan has a six-year term scheduled to expire in September 2004. Borrowings under the Revolver bear interest at either the BankBoston base rate plus a percentage ranging from 0.00% to 0.50% or, at the Company's option, the Eurodollar market rate plus a percentage ranging from 2.00% to 2.75%. The Term Loan bears interest ranging from 3.00% to 3.25% over the Eurodollar market rate. The percentage over the BankBoston base rate or the Eurodollar market rate is based on the Company's financial performance as measured by the total funded debt ratio. The interest rate for the Revolver and the Term Loan was 7.9% and 8.5%, respectively, at December 31, 1998. The Credit Facility is secured by a security interest in substantially all of the assets of the Company. The Credit Facility also imposes, among other covenants, a tangible assets to senior debt covenant, a restriction on all of the Company's retained earnings including the declaration and payment of cash dividends, consent requirements on certain acquisitions and a restriction on the ratio of total funded debt to earnings before interest, income taxes, depreciation and amortization. The Company had no letters of credit outstanding under the Credit Facility at December 31, 1998.

     Notes payable to financial institutions at December 31, 1997 consist of amounts due under (i) a $12,500,000 interest bearing term loan, with interest equal to the prime rate less 0.25%, payable in equal

                               NATIONSRENT, INC.

monthly installments of $20,833 and a final payment of $12,000,000 on September 22, 1999, (ii) a $6,000,000 interest bearing term loan, with interest equal to the prime rate less 0.25%, payable in equal monthly installments of $83,333 and a final payment of $5,500,000 on June 18, 1998, and (iii) a $2,000,000 revolving credit agreement, bearing interest equal to the prime rate less 0.25%, with the principal due on September 22, 1999. Each of the above notes were repaid during 1998 with proceeds from the Credit Facility.

     On December 8, 1998, the Company issued $175,000,000 aggregate principal amount of 10.375% Senior Subordinated Notes due 2008 (the "Notes") in a private placement transaction. At any time on or after December 15, 2003, the Notes are redeemable at the option of the Company at redemption prices ranging from 105.188% of par to 100.000% of par. At any time on or prior to December 15, 2001, at the option of the Company, up to 35% of the Notes are redeemable from the proceeds of certain equity offerings at a redemption price of 110.375% of par. The indenture governing the Notes contains covenants restricting additional indebtedness, certain payments, asset sales, liens, mergers and consolidations and transactions with affiliates. The Notes are guaranteed, on a senior subordinated basis, by substantially all of the Company's existing subsidiaries (the "Subsidiary Guarantors"). Each subsidiary that will be organized in the future by the Company, unless such subsidiary is designated as an unrestricted subsidiary, will guarantee the Notes on a senior subordinated basis. The subsidiary guarantees are joint and several, full and unconditional and general unsecured obligations of the Subsidiary Guarantors. At present, the Subsidiary Guarantors comprise all of the direct and indirect wholly-owned subsidiaries of the Company. The subsidiary guarantees are subordinated in right of payment to all existing and future senior debt of the Subsidiary Guarantors, including the Credit Facility, and are also effectively subordinated to all secured obligations of the Subsidiary Guarantors to the extent of the assets securing such obligations, including the Credit Facility. Furthermore, the indenture governing the Notes permits Subsidiary Guarantors to incur additional indebtedness, including senior debt, subject to certain limitations. The Company has not presented separate financial statements and other disclosures concerning each of the Subsidiary Guarantors because management has determined that such information is not material to investors.

     The subordinated promissory notes and the subordinated convertible promissory notes were issued in connection with the acquisition of certain businesses. The convertible notes have features that allow the holder to convert the principal of the note, or portion thereof, into Common Stock with various exercise prices between $7.76 and $12.50 per share.

     Rental equipment financing obligations consist of leases which meet the criteria for treatment as capital leases under generally accepted accounting principles. The total amount of assets recorded under these leases is $23,149,000 and the accumulated depreciation related to these assets is $1,468,000 at December 31, 1998. There were no assets recorded under capital leases at December 31, 1997. Future minimum lease payments under capital leases at December 31, 1998 total $8,309,000, $9,496,000, $7,466,000 and $3,047,000 for the years ending December 31, 1999, 2000, 2001 and 2002, respectively. There are no payments under capital leases subsequent to the year ending December 31, 2002. The amount representing interest relating to these lease payments is $2,280,000. Amortization relating to these assets is included in rental equipment depreciation.

     The aggregate maturities of debt, including the principal portion of rental equipment financing obligations, is $55,482,000, $27,842,000, $188,829,000,
$20,596,000 and $53,335,000 for the five years ending December 31, 1999, 2000,
2001, 2002 and 2003, respectively, and $331,951,000 for 2004 and thereafter. The amortization of deferred financing and debt issuance costs were $451,000 and $3,000 for the year ended December 31, 1998 and the period from August 14, 1997 (inception) to December 31, 1997, respectively.

                               NATIONSRENT, INC.

5. STOCKHOLDERS' EQUITY

  Preferred Stock

     The Company has authorized 5,000,000 shares of $0.01 par value preferred stock. No shares of preferred stock have been issued at December 31, 1998. The rights and preferences of the preferred stock will be fixed by the Board of Directors at the time such shares are issued. The preferred stock, when issued, could have dividend and liquidation preferences over those of the common stockholders.

  Common Stock

     During 1998, the founding stockholders of the Company made additional capital contributions in the aggregate amount of $23,400,000. In June 1998, the Company sold an aggregate of 5,118,694 shares of Common Stock in a private placement for aggregate proceeds of approximately $27,600,000. Investors in the private placement included Company employees and associates of the founding stockholders of the Company.

     In August 1998, the Company consummated its initial public offering of 13,000,000 shares of Common Stock at $8.00 per share. The Company received net proceeds of approximately $94,395,000 after deducting underwriting discounts and commissions and offering expenses. The Company used all of the net proceeds to repay a portion of the outstanding borrowings of the Company under its Credit Facility.

     In December 1998, the Company converted $50,000,000 of unsecured subordinated convertible promissory notes issued in connection with the acquisition of Ray L. O'Neal, Inc. and Arenco, L.L.C. (collectively "A-1 Rentals") into 6,956,517 shares of Common Stock at a price of $7.1875 per share.

6. INCOME TAXES

     The components of the provision for federal and state income taxes are summarized as follows:

                                                                             PERIOD FROM
                                                                           AUGUST 14, 1997
                                                             YEAR ENDED    (INCEPTION) TO
                                                            DECEMBER 31,    DECEMBER 31,
                                                                1998            1997
                                                            ------------   ---------------
                                                                    (IN THOUSANDS)
Current...................................................     $2,899           $409
Deferred..................................................      6,709            357
                                                               ------           ----
                                                               $9,608           $766
                                                               ======           ====
Federal...................................................     $8,087           $602
State.....................................................      1,521            164
                                                               ------           ----
                                                               $9,608           $766
                                                               ======           ====

     A reconciliation of the statutory federal income tax rate to the effective income tax rate is as follows:

                                                                             PERIOD FROM
                                                                           AUGUST 14, 1997
                                                             YEAR ENDED    (INCEPTION) TO
                                                            DECEMBER 31,    DECEMBER 31,
                                                                1998            1997
                                                            ------------   ---------------
Federal statutory income tax rate.........................      35.0%            34.0%
Add:
  Non-deductible goodwill amortization....................       3.0              3.0
  State income taxes, net of federal tax benefit..........       4.4              6.1
  Other, net..............................................       0.8              0.3
                                                                ----            -----
                                                                43.2%            43.4%
                                                                ====            =====

                               NATIONSRENT, INC.

     Deferred income taxes reflect the tax effects of temporary differences between the carrying value of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The significant components of deferred tax assets and liabilities are as follows:

                                                                 DECEMBER 31,
                                                              ------------------
                                                                1998      1997
                                                              --------   -------
                                                                (IN THOUSANDS)
Deferred tax assets:
  Accrued liabilities and other reserves....................  $  3,292   $   761
  Bad debt provision not currently deductible...............     1,300       233
  Net operating loss carryforwards..........................     9,071        --
  Alternative minimum tax and other credits.................     3,578        --
  Valuation allowance.......................................    (4,689)       --
                                                              --------   -------
                                                                12,552       994
                                                              --------   -------
Deferred tax liabilities:
  Depreciation and amortization.............................   (18,492)   (2,766)
  Other.....................................................      (444)     (773)
                                                              --------   -------
                                                               (18,936)   (3,539)
                                                              --------   -------
  Net deferred income tax liabilities.......................  $ (6,384)  $(2,545)
                                                              ========   =======

     At December 31, 1998, the Company had net operating loss carryforwards for federal and state income tax purposes of $23,259,000, of which $9,424,000 relate to certain of the Company's acquisitions, that expire in the years 2006 through 2018. The acquired separate company net operating loss carryforwards are subject to restrictions in accordance with Internal Revenue Code Section 382, and the ultimate utilization of the net operating loss carryforwards is further limited based upon the future profitability of the acquired entities. For financial reporting purposes, a valuation allowance of $3,675,000 has been recognized to offset the deferred tax asset related to the net operating loss carryforwards obtained in connection with these acquisitions.

     At December 31, 1998, the Company had alternative minimum tax credit and general business credit carryforwards of $3,578,000, of which $1,014,000 relate to certain of the Company's acquisitions, for federal income tax purposes that are available to offset future regular income tax that is in excess of the alternative minimum tax in such year. Limitations similar to those restricting the use of acquired company net operating loss carryforwards also restrict the use of acquired company tax credit carryforwards. For financial reporting purposes, a valuation allowance of $1,014,000 has been recognized to offset the deferred tax asset related to the tax credit carryforwards obtained in connection with these acquisitions.

     In connection with certain acquisitions, $796,000 of net deferred tax liabilities that were assumed by the Company in the year ended December 31, 1998 and the period from August 14, 1997 (inception) to December 31, 1997 still exist at December 31, 1998.

     The valuation allowance for deferred tax assets is $4,689,000 at December 31, 1998. There was no valuation allowance recorded at December 31, 1997. The valuation allowance for the current year is due to purchase accounting adjustments for certain acquisitions recorded in 1998. The increase in the valuation allowance reduced the net deferred tax assets recorded from these acquisitions. In the event the valuation allowance is not required, a reduction to goodwill will occur in accordance with SFAS No. 109.

                               NATIONSRENT, INC.

7. EARNINGS PER SHARE

     The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share data):

                                                                            PERIOD FROM
                                                                          AUGUST 14, 1997
                                                             YEAR ENDED   (INCEPTION) TO
                                                            DECEMBER 31,   DECEMBER 31,
                                                                1998           1997
                                                            ------------  ---------------
Numerator:
  Net income..............................................       $12,654      $ 1,001
  Interest expense on convertible subordinated debt, net
     of income taxes......................................         1,416           --
                                                            ------------      -------
  Numerator -- diluted earnings per share.................       $14,070      $ 1,001
                                                            ============      =======
Denominator:
  Denominator for basic earnings per
     share -- weighted-average shares.....................        33,999       25,000
  Effect of dilutive securities:
     Convertible subordinated debt........................         4,381           --
     Employee stock options...............................           165            7
                                                            ------------      -------
  Denominator for diluted earnings per share -- adjusted
     weighted-average shares..............................        38,545       25,007
                                                            ============      =======
Basic and diluted earnings per share......................         $0.37      $  0.04
                                                            ============      =======

     Options and warrants to purchase 1,898,440 and 113,752 shares of Common Stock were outstanding at December 31, 1998 and December 31, 1997, respectively, but were not included in the computation of diluted earnings per share because the options' exercise price was greater than the average fair value of the common shares and, therefore, the effect would be antidilutive.

8. STOCK OPTIONS

     In August, 1998, the Board of Directors and stockholders of the Company approved the NationsRent 1998 Stock Option Plan (the "1998 Plan"), which authorized the grant of options to directors (employee and non-employee) and employees of the Company for up to 5,000,000 shares of Common Stock. In addition, the Company has granted to certain employees 1,087,571 of options to purchase shares of Common Stock prior to the adoption of the 1998 Plan (the "Pre-Plan Options"). The exercise price per share for all options granted was based on the estimated fair value of the Company's common stock at the time of the grant. As such, no compensation cost has been recognized for these stock options. During 1998, a total of 3,496,671 stock options were granted with exercise prices ranging from $4.40 to $8.00 per share.

     In connection with the acquisition of Logan Equipment Corporation ("Logan"), the Company assumed outstanding options to purchase shares of stock in Logan, which were granted under the Logan 1998 Stock Option Plan, and converted them into options to purchase 196,293 shares of Common Stock with exercise prices of $0.86 per share. See Note 2.

     Pro forma information regarding net income and earnings per share is required by SFAS No. 123, "Accounting for Stock Based Compensation", as if the Company had accounted for its granted employee stock options under the fair value method of that Statement. The Company's pro forma net income, pro forma earnings per share and pro forma weighted average fair value of options granted (with related assumptions) would have been as follows:

                               NATIONSRENT, INC.

                                                                            PERIOD FROM
                                                                          AUGUST 14, 1997
                                                           YEAR ENDED     (INCEPTION) TO
                                                          DECEMBER 31,     DECEMBER 31,
                                                              1998             1997
                                                          ------------    ---------------
                                                             (IN THOUSANDS, EXCEPT PER
                                                                    SHARE DATA)
Pro forma net income....................................        $9,562        $  978
Pro forma net income per share, basic and diluted.......         $0.28        $ 0.04
Pro forma weighted average fair value of
  options granted.......................................         $5.03        $ 2.86
Expected life (years)...................................             6             7
Risk-free interest rate.................................          5.47%         6.00%
Expected volatility.....................................         78.15%        75.00%
Dividend yield..........................................          0.00%         0.00%

     As of December 31, 1998, a total of 6,188,862 shares of Common Stock have been reserved for issuance of options to purchase shares of Common Stock with 2,320,873 remaining available for grant. A summary of the Company's outstanding stock option activity, and related information, for the year ended December 31, 1998 and the period from August 14, 1997 (inception) to December 31, 1997 is as follows:

                                                                               WEIGHTED
                                                                OPTIONS        AVERAGE
                                                              OUTSTANDING   EXERCISE PRICE
                                                              -----------   --------------
Balance at August 14, 1997..................................          --        $  --
  Granted...................................................     282,527         3.54
  Canceled..................................................          --           --
  Exercised.................................................          --           --
                                                               ---------        -----
Balance at December 31, 1997................................     282,527         3.54
  Granted...................................................   3,692,964         6.77
  Canceled..................................................    (107,502)        6.11
  Exercised.................................................          --           --
                                                               ---------        -----
Balance at December 31, 1998................................   3,867,989        $6.55
                                                               =========        =====

     The weighted-average fair market value of options whose exercise price equals and exceeds the market price of the stock on the grant date is $5.10 and $0.68 for the period ended December 31, 1998.

     Generally, options granted have ten year terms and vest in equal increments over a three or four year period commencing on the first anniversary of date of the grant, except for options granted to non-employee directors of the Company which are fully exercisable at the time of grant. At December 31, 1998, 200,000 options had been granted to non-employee directors of the Company. Options granted under the 1998 Plan and Pre-Plan Options expire upon termination of employment or service on the board. The following table summarizes information concerning outstanding and exercisable options as of December 31, 1998:

                                OPTIONS OUTSTANDING             OPTIONS EXERCISABLE
                       -------------------------------------   ----------------------
                                       WEIGHTED
                                       AVERAGE      WEIGHTED                 WEIGHTED
                                      REMAINING     AVERAGE                  AVERAGE
        RANGE OF         NUMBER      CONTRACTUAL    EXERCISE     NUMBER      EXERCISE
     EXERCISE PRICES   OUTSTANDING   LIFE (YEARS)    PRICE     EXERCISABLE    PRICE
     ---------------   -----------   ------------   --------   -----------   --------
      $ 0.86 - 5.75       791,977        9.31        $3.60        70,632      $3.54
        5.77 - 7.00     1,277,572        9.46         6.34            --         --
        8.00 - 8.00     1,798,440        9.59         8.00       200,000       8.00
                        ---------                                -------
                        3,867,989        9.49         6.55       270,632       6.84
                        =========                                =======

                               NATIONSRENT, INC.

9. RELATED PARTY TRANSACTIONS

     The Company leases certain properties from TTG Properties, a general partnership controlled by one of the directors of the Company. Rental expense for such properties totaled $511,000 and $160,000 for the year ended December 31, 1998 and the period from August 14, 1997 (inception) to December 31, 1997, respectively.

     The Company leases certain office space from Florida Panthers Holdings, Inc. ("Panthers Holdings"). Lease payments for such space totaled $313,000 for the year ended December 31, 1998. In addition, the Company leases certain other facilities and related services from the Arena Operating Company, which is controlled by Panthers Holdings, with lease payments totaling $125,000 for the year ended December 31, 1998. There were no lease payments made to Panthers Holdings or the Arena Operating Company in the period from August 14, 1997 (inception) to December 31, 1997. Two of the Company's directors serve as directors of Panthers Holdings, one of which controls a majority of the voting interests of Panthers Holdings.

     The Company has purchased certain building construction services from Alvada Construction, Inc ("Alvada"), which totaled $1,162,000 for the year ended December 31, 1998. There were no payments made to Alvada in the period from August 14, 1997 (inception) to December 31, 1997. The principal shareholder of Alvada is directly related to a certain officer and director of the Company.

     The Company leases certain facilities and related services from South Florida Stadium Corporation at Pro Player Stadium which is owned by one of the Company's directors. Lease payments for such facilities totaled $212,000 for the year ended December 31, 1998. There were no lease payments made to South Florida Stadium Corporation in the period from August 14, 1997 (inception) to December 31, 1997.

     In connection with the acquisition of A-1 Rentals, the Company issued subordinated debt to and leases certain facilities from a previous owner who became an officer of the Company. Interest payments on such subordinated debt totaled $157,000 and lease payments for such facilities totaled $325,000 for the year ended December 31, 1998.

     In connection with the acquisition of Sam's Equipment Rental, Inc. and Gabriel Trailer Manufacturing Company, Inc., the Company issued subordinated debt to a previous owner who became a director of the Company. Interest payments related to this debt totaled $336,000 and $115,000 for the year ended December 31, 1998 and the period from August 14, 1997 (inception) to December 31, 1997, respectively.

     In May 1998, the Company received an unsecured subordinated loan in the amount of $17,400,000 from Huizenga Investments Limited Partnership, an entity controlled by a director of the Company. This loan represented bridge financing to complete certain acquisitions until the Company's founders could fund the final portion of their original capital commitments. The principal amount of the loan was repaid in June 1998 from an additional equity contribution from the Company's founders. Interest expense related to this loan was $124,000 for the year ended December 31, 1998.

10. RETIREMENT PLAN

     In November 1998, the Company adopted the NationsRent 401(k) Retirement Plan (the "Plan") which allows its eligible employees to make contributions, up to a certain limit, to the Plan on a tax-deferred basis under Section 401(k) of the Internal Revenue Code of 1986, as amended. Eligible employees are those who are expected to complete 1,000 hours of service in each calendar year, are over twenty-one years of age and have 60 days of service with the Company. The Company may, at its discretion, make matching contributions to the Plan out of its profits for the plan year. The Company made matching contributions of $33,000 to the Plan for the year ended December 31, 1998.

                               NATIONSRENT, INC.

11. COMMITMENTS AND CONTINGENCIES

  Operating Leases

     The Company leases rental equipment, real estate and certain office equipment under operating leases. Certain real estate leases require the Company to pay maintenance, insurance, taxes and certain other expenses in addition to the stated rentals. Future minimum lease payments under noncancelable operating leases at December 31, 1998 total $35,664,000, $35,596,000, $34,876,000,
$35,554,000 and $16,926,000 for the years ending December 31, 1999, 2000, 2001,
2002 and 2003, respectively and $20,874,000 thereafter. Rent expense under noncancelable operating leases was $5,681,000 and $410,000 for the year ended December 31, 1998 and the period from August 14, 1997 (inception) to December 31, 1997.

  Legal Matters

     The Company is subject to claims and lawsuits in the ordinary course of its business. In the opinion of management, the Company has adequate legal defenses and/or adequate indemnification or insurance coverage for such matters. If not insured, management believes that such matters will not, in the aggregate, have a material adverse impact upon the Company's consolidated financial position, results of future operations or cash flows.

  Environmental Matters

     The Company and its operations are subject to various laws and related regulations governing environmental matters. Under such laws, an owner or operator of real estate may be liable for the costs of removal or remediation of certain hazardous or toxic substances located on or in, or emanating from, such property, as well as investigation of property damage. As part of the Company's acquisition due diligence and prior to leasing any new facilities, the Company performs extensive environmental analysis on the sites to be operated by the Company. Any required remediation has typically been the responsibility of the prior owner or landlord. The Company does not believe there are currently any environmental liabilities which should be recorded or disclosed in its financial statements. The Company believes the possibility is remote that its compliance with various laws and regulations relating to the protection of the environment will have a material effect on its capital expenditures, future earnings or financial position.

12. QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

     The following tables set forth the Company's condensed consolidated statements of income by quarter for the year ended December 31, 1998 and the period from August 14, 1997 (inception) to December 31, 1997.

                                                     FIRST    SECOND     THIRD     FOURTH
                                                    QUARTER   QUARTER   QUARTER   QUARTER
                                                    -------   -------   -------   --------
                                                    (IN THOUSANDS, EXCEPT PER SHARE DATA)
1998
Revenue...........................................  $9,039    $35,359   $68,330   $123,670
Gross profit......................................   3,049     12,268    30,571     48,508
Operating income..................................     845      4,554    15,271     22,049
Net income........................................  $   93    $ 1,200   $ 5,561   $  5,800
                                                    ======    =======   =======   ========
Basic net income per share........................  $ 0.00    $  0.04   $  0.15   $   0.13
                                                    ======    =======   =======   ========
Diluted net income per share......................  $ 0.00    $  0.04   $  0.14   $   0.12
                                                    ======    =======   =======   ========

                               NATIONSRENT, INC.

                                                                     FROM
                                                               AUGUST 14, 1997
                                                                 (INCEPTION)
                                                                   THROUGH         FOURTH
                                                              SEPTEMBER 30, 1997   QUARTER
                                                              ------------------   -------
                                                               (IN THOUSANDS, EXCEPT PER
                                                                      SHARE DATA)
1997
Revenue.....................................................        $2,841         $6,464
Gross profit................................................         1,860          2,032
Operating income............................................         1,510          1,017
Net income..................................................        $  806         $  195
                                                                    ======         ======
Basic and diluted net income per share......................        $ 0.03         $ 0.01
                                                                    ======         ======

13. SUBSEQUENT EVENTS

     On January 20, 1999, the Company entered into an Agreement and Plan of Merger with Rental Service Corporation ("RSC"), a Delaware corporation. The merger agreement provides, subject to the terms and conditions set forth therein, for the Company to be merged with and into RSC with RSC continuing as the surviving corporation to be named RSC NationsRent. Following the merger, the Company's subsidiaries will become wholly owned subsidiaries of RSC. At the effective time of the merger (i) each outstanding share of the Company's common stock will be converted into 0.355 of a share of RSC's common stock (the "Exchange Ratio") and (ii) all outstanding options to purchase shares of the Company's common stock will be assumed by RSC and converted into options to purchase RSC common stock subject to adjustment for the Exchange Ratio. The merger is expected to be qualified as a tax free reorganization and to be accounted for as a pooling of interests. The merger is subject to stockholder approvals and other closing conditions. The merger with RSC will constitute a change of control under the terms of the indenture governing the Notes. Upon a change of control, the Company must offer to repurchase the Notes at a purchase price of 101% of the principal amount. The Company and RSC have entered into a commitment letter with a group of financial institutions which have agreed to collectively underwrite a new $1.5 billion senior credit facility conditioned upon a number of requirements including the closing of the merger of the Company into RSC. The repurchase of any of the Notes would be made with proceeds from the new senior credit facility.

     In February 1999, the Company amended its Credit Facility to increase the total aggregate commitment to $500,000,000. At that time the Term Loan was increased to $180,000,000 and the aggregate commitment under the Revolver was increased to $320,000,000.

     In February 1999, the Company completed an exchange offer to replace its privately issued Notes with publicly registered notes.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The table below sets forth the names and ages of our executive officers and directors as well as the positions and offices held by such persons.

NAME                                   AGE                       POSITION
----                                   ---                       --------
James L. Kirk........................  49    Chairman of the Board and Chief Executive
                                             Officer
Don R. O'Neal........................  51    President and Chief Operating Officer
Gene J. Ostrow.......................  44    Executive Vice President and Chief Financial
                                             Officer
Philip V. Petrocelli.................  40    Executive Vice President
Kris E. Hansel.......................  41    Vice President and Controller
Pamela K.M. Beall....................  42    Vice President, Treasurer and Assistant
                                             Secretary
Joseph H. Izhakoff...................  33    Vice President, General Counsel and Secretary
H. Wayne Huizenga....................  61    Director
Harris W. Hudson.....................  56    Director
Gary L. Gabriel......................  56    Director
Thomas H. Bruinooge..................  55    Director

     JAMES L. KIRK is a co-founder of the Company, together with H. Family Investments, Inc. and Mr. Ostrow, and has served as the Chairman of the Board of the Company since August 1997 and as Chief Executive Officer of the Company since April 1998. Mr. Kirk also served as President of the Company from April 1998 until October 1998. From 1985 to February 1998, Mr. Kirk was Chairman of the Board, President and Chief Executive Officer of OHM Corporation ("OHM"), a leading environmental construction company.

     DON R. O'NEAL joined the Company as President and Chief Operating Officer in October 1998. From 1985 to October 1998, Mr. O'Neal served as President of Ray L. O'Neal, Inc., a Texas corporation and Arenco, L.L.C., a Texas limited liability company (collectively operating as "A-1 Rentals"), which was acquired by the Company in October 1998. Mr. O'Neal has served on the Board of Directors of the American Rental Association and has served as President of the Texas Rental Association. Mr. O'Neal has been in the equipment rental business for over 30 years.

     GENE J. OSTROW is a co-founder of the Company, together with H. Family Investments, Inc. and Mr. Kirk, and has served as its Executive Vice President and Chief Financial Officer since August 1997. From August 1997 to April 1998, Mr. Ostrow served as Secretary and Treasurer of the Company. From March 1997 to October 1997, Mr. Ostrow was Vice President of Corporate Development of OHM. From November 1994 to March 1997, Mr. Ostrow was a Senior Vice President, Corporate Finance with Raymond James and Associates and from July 1996 to March 1997, Mr. Ostrow was co-head of that firm's mergers and acquisitions practice. From October 1993 to November 1994, Mr. Ostrow was Vice President and Chief Financial Officer of Ecoscience Corporation. Mr. Ostrow was employed by OHM and its affiliates from February 1986 to October 1993 in various positions, including Vice President and Chief Financial Officer of OHM from February 1986 through September 1991, and as Executive Vice President and Chief Financial Officer of NSC Corporation (an affiliate of OHM) from July 1988 through October 1993. Mr. Ostrow is also a Certified Public Accountant.

     PHILIP V. PETROCELLI joined the Company as Executive Vice President in February 1998. From August 1993 to February 1998, Mr. Petrocelli was Vice President -- Western Region of OHM. Before joining OHM, Mr. Petrocelli was a Regional Director and acting Vice President-Analytical Labs with IT Corporation, a provider of engineering services, since September 1988.

     KRIS E. HANSEL joined the Company as Vice President and Controller in March 1998. Prior to joining the Company, Mr. Hansel served in various positions of increasing responsibility at OHM since 1988, most recently as Vice President and Controller. Prior to joining OHM, Mr. Hansel was General Accounting Manager of WearEver-Proctor Silex, Inc.

     PAMELA K.M. BEALL joined the Company as Vice President and Treasurer in April 1998. Ms. Beall also served as Secretary from April to October 1998 and currently serves as Assistant Secretary. From June 1985 to April 1998, Ms. Beall served as Treasurer of OHM and in various positions of increasing responsibility at OHM, most recently as Vice President and Assistant Secretary. Before joining OHM, Ms. Beall was General Manager, Treasury Services for USX Corporation, and previous to that she was with Marathon Oil Company. From November 1996 to February 1998, Ms. Beall served as a director of NSC Corporation, an affiliate of OHM. Since May 1996, Ms. Beall has served as a director of System One Services, Inc.

     JOSEPH H. IZHAKOFF joined the Company as Vice President and General Counsel in September 1998. Commencing October 1998, Mr. Izhakoff also began serving as Secretary. Prior to joining the Company, Mr. Izhakoff was an attorney at Akerman, Senterfitt & Eidson, P.A., in Miami, Florida, since August 1995, most recently as a shareholder, where his practice focused on corporate and securities matters and mergers and acquisitions. From September 1990 to July 1993, Mr. Izhakoff was an attorney at Paul, Weiss, Rifkind, Wharton & Garrison and from September 1993 to July 1995, Mr. Izhakoff was an attorney at Thomson Muraro Razook & Hart, P.A.

     H. WAYNE HUIZENGA joined the Company as a director in June 1998. Since July 1998, Mr. Huizenga has served as a director of theglobe.com, an on-line interactive communication business. Since May 1998, Mr. Huizenga has served as Chairman of the Board of Republic Services, Inc. ("Republic Services"), a leading provider of non-hazardous solid waste collection and disposal services. From May 1998 to December 1998, Mr. Huizenga served as the Chief Executive Officer of Republic Services. Since August 1995, Mr. Huizenga has served as Chairman of the Board of Republic Industries, Inc. ("Republic Industries"), which owns the nation's largest chain of franchised automotive dealerships, is building a chain of used vehicle megastores and owns National Car Rental and Alamo Rent-A-Car. Since October 1996, Mr. Huizenga has served as Co-Chief Executive Officer of Republic Industries and from August 1995 until October 1996, Mr. Huizenga served as Chief Executive Officer of Republic Industries. Since September 1996, Mr. Huizenga has served as the Chairman of the Board of Florida Panthers Holdings, Inc. ("Panthers Holdings"), a leisure, recreation and entertainment company which owns and operates certain luxury resort hotels and the Florida Panthers professional sports franchise. Since January 1995, Mr. Huizenga also has served as the Chairman of the Board of Extended Stay America, Inc., an operator of extended stay lodging facilities. From September 1994 until October 1995, Mr. Huizenga served as the Vice Chairman of Viacom Inc. ("Viacom"), a diversified entertainment and communications company. During the same period, Mr. Huizenga also served as the Chairman of the Board of Blockbuster Entertainment Group, a division of Viacom. From April 1987 through September 1994, Mr. Huizenga served as the Chairman of the Board and Chief Executive Officer of Blockbuster Entertainment Corporation ("Blockbuster"), during which time he helped build Blockbuster from a 19-store chain into the world's largest video rental company. In September 1994, Blockbuster merged into Viacom. In 1971, Mr. Huizenga co-founded Waste Management, Inc. ("Waste Management"), which he helped build into the world's largest integrated solid waste services company, and he served in various capacities, including President, Chief Operating Officer and a director from its inception until 1984. Mr. Huizenga also owns the Miami Dolphins professional sports franchise, as well as Pro Player Stadium in South Florida. Mr. Huizenga is the brother-in-law of Mr. Hudson.

     HARRIS W. HUDSON joined the Company as a director in June 1998. Since May 1998, Mr. Hudson has served as Vice Chairman and a director of Republic Services. Mr. Hudson has served as a director of Republic Industries since August 1995 and as Vice Chairman of Republic Industries since October 1996. Mr. Hudson served as Chairman of Republic Industries' Solid Waste Group from October 1996 until July 1998. From August 1995 until October 1996, Mr. Hudson served as President of Republic Industries. From May 1995 until August 1995, Mr. Hudson served as a consultant to Republic Industries. From 1983 until August 1995, Mr. Hudson founded and served as Chairman of the Board, Chief Executive Officer and President of Hudson Management Corporation, a solid waste collection company, which was acquired by Republic Industries in August 1995. From 1964 to 1982, Mr. Hudson served as Vice President of Waste Management of Florida, Inc., a subsidiary of Waste Management and its predecessor. Mr. Hudson also serves as a director of Panthers Holdings. Mr. Hudson is the brother-in-law of Mr. Huizenga.

     GARY L. GABRIEL joined the Company as a director in June 1998. Since September 1997, Mr. Gabriel has provided consulting services to the Company on operational and business development matters. From January 1978 to September 1997, Mr. Gabriel served as President of Sam's Equipment Rental, Inc. and Gabriel Trailer Manufacturing Company, Inc. ("Sam's") which was acquired by the Company in September 1997. In 1961, Mr. Gabriel co-founded a predecessor company of Sam's.

     THOMAS H. BRUINOOGE joined the Company as a director in June 1998. Mr. Bruinooge is an attorney who has been in private practice since 1968 and has practiced with the firm of Bruinooge & Associates since 1987.

     Our executive officers are selected by and serve at the discretion of the Board of Directors. Our directors hold office until the next annual meeting of stockholders and until their successors have been duly elected and qualified.

COMMITTEES OF THE BOARD OF DIRECTORS

     We have established an Executive Committee which has the same powers and authority as our Board of Directors (the "Board"), subject to the limitations of the Delaware General Corporation Law (the "DGCL") and our Certificate of Incorporation, as amended (the "Certificate"), and Bylaws, as amended (the "Bylaws"). Messrs. Kirk and Huizenga are the members of the Executive Committee.

     We have established an Audit Committee and a Compensation Committee, each composed of two independent directors. The Audit Committee, comprised of Gary L. Gabriel and Thomas H. Bruinooge, was formed to recommend the annual appointment of our auditors and to review the scope of audit and non-audit assignments and related fees, accounting principles used by us in financial reporting, internal auditing procedures and the adequacy of our internal control procedures. The Compensation Committee, comprised of Harris W. Hudson and Thomas H. Bruinooge, administers the 1998 Stock Option Plan and makes recommendations to the Board regarding compensation for our executive officers.

COMPENSATION OF DIRECTORS

     The 1998 Stock Option Plan provides for an automatic grant of options to purchase 50,000 shares of common stock to each member of the Board who joins the Board as a non-employee director. In addition, the 1998 Stock Option Plan provides for an additional automatic grant of options to purchase 10,000 shares of common stock at the beginning of each fiscal year to each non-employee director continuing to serve on the Board at such time. The 1998 Stock Option Plan also provided for the automatic grant of options to purchase 50,000 shares of common stock to each member of the Board who was a non-employee director at the time of our initial public offering. All options granted automatically to a non-employee director will be fully vested and immediately exercisable. In addition, each automatic grant of options to a non-employee director will remain exercisable for a term of ten years from the date of grant so long as such person remains a member of the Board. Each automatic grant of options to a non-employee director serving on the Board at the time of our initial public offering has an exercise price per share equal to $8.00, and each automatic grant thereafter is exercisable at a price per share equal to the closing price of a share of common stock on the New York Stock Exchange, on the date immediately prior to the automatic grant date. In addition to such automatic option grant, we expect to reimburse directors for their reasonable expenses incurred in connection with their attendance at Board and Committee meetings.

     In September 1997, in connection with the acquisition of Sam's, we entered into an agreement with Gary L. Gabriel pursuant to which Mr. Gabriel provides certain consulting services to our company. See "Item 13 -- Certain Relationships and Related Transactions."

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

     We established a Compensation Committee consisting of non-employee directors during the fiscal year ended December 31, 1998. See "-- Committees of the Board of Directors." There were no Compensation Committee interlocks during such fiscal year.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

     Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our officers and directors, and persons who own more than ten percent of a registered class of our equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission (the "SEC"). Officers, directors and greater than ten-percent stockholders are required by the SEC regulations to furnish us with copies of all Section 16(a) reports they file.

     Based solely upon review of the copies of such reports furnished to us and written representations from certain of our executive officers and directors that no other such reports were required, we believe that during 1998 all
Section 16(a) filing requirements applicable to its officers, directors and greater than ten-percent beneficial owners were complied with on a timely basis.

ITEM 11. EXECUTIVE COMPENSATION

     We were formed in August 1997 and did not pay any compensation to our Chief Executive Officer and did not pay salary and bonus in excess of $100,000 to any of our executive officers for the period from August 14, 1997 (inception) to December 31, 1997. The following table sets forth the annual base salaries and other compensation that we paid for the year ending December 31, 1998 to the named executive officers below (the "Named Officers") and certain options to purchase common stock which we have granted to the Named Officers:

                           SUMMARY COMPENSATION TABLE

                                                                                        LONG-TERM
                                                                                       COMPENSATION
                                                                                    ------------------
                                                 ANNUAL COMPENSATION                    SECURITIES
                                     -------------------------------------------    UNDERLYING OPTIONS
                                     FISCAL                         OTHER ANNUAL    TO PURCHASE SHARES
   NAME AND PRINCIPAL POSITION        YEAR      SALARY     BONUS    COMPENSATION     OF COMMON STOCK
   ---------------------------       ------    --------    -----    ------------    ------------------
James L. Kirk(1).................     1998     $109,616     --        $188,510(2)        250,000(3)
  Chairman of the Board and Chief
  Executive Officer
Gene J. Ostrow...................     1998      196,154     --              --           100,000(3)
  Executive Vice President and
  Chief Financial Officer
Philip V. Petrocelli(5)..........     1998      166,923     --          62,199(2)        346,472(4)
  Executive Vice President
Kris E. Hansel(5)................     1998      101,923     --              --           112,569(6)
  Vice President and Controller

-------------------------

(1) We began paying compensation to Mr. Kirk in August 1998.
(2) Consists solely of relocation expenses we paid in connection with the Named Officers' initial employment with our company.
(3) These options have an exercise price of $8.00 per share and vest over a four-year period at the rate of 25% per year commencing August 6, 1999. These options become immediately exercisable upon a change of control of our company (as defined in the 1998 Stock Option Plan).
(4) These options have an exercise price of $5.77 per share and vest over a four-year period at the rate of 25% per year commencing on February 24, 1999. These options become immediately exercisable upon a change of control of our company (as defined in the option agreement related to such options).
(5) Mr. Petrocelli joined our company in February 1998 and Mr Hansel joined our company in March 1998.
(6) These options have an exercise price of $6.66 per share and vest over a four-year period at the rate of 25% per year commencing on March 9, 1999. These options become immediately exercisable upon a change of control of our company (as defined in the option agreement related to such options).

OPTION GRANT TABLE

     The following table sets forth certain information concerning grants of stock options made during the fiscal year ended December 31, 1998.

                                                                                                  POTENTIAL REALIZABLE
                                                                                                    VALUE AT ASSUMED
                                        NUMBER OF      % OF TOTAL                                ANNUAL RATES OF STOCK
                                        SECURITIES      OPTIONS                                    PRICE APPRECIATION
                                        UNDERLYING     GRANTED TO                                   FOR OPTION TERM
                                         OPTIONS      EMPLOYEES IN    EXERCISE    EXPIRATION    ------------------------
NAME                                     GRANTED      FISCAL YEAR      PRICE         DATE           5%           10%
----                                    ----------    ------------    --------    ----------    ----------    ----------
James L. Kirk.......................     250,000          6.9%         $8.00       08/06/08     $1,257,789    $3,187,484
  Chairman of the Board and               shares
  Chief Executive Officer

Gene J. Ostrow......................     100,000          2.8%         $8.00       08/06/08     $  503,115    $1,274,993
  Executive Vice President                shares
  and Chief Financial Officer

Philip V. Petrocelli................     346,472          9.6%         $5.77       02/24/08     $1,257,790    $3,187,489
  Executive Vice President                shares

Kris E. Hansel......................     112,569          3.1%         $6.66       03/09/08     $  471,672    $1,195,310
  Vice President and                      shares
  Controller

     Certain of our executive officers and other employees have been granted stock options to purchase shares of our common stock prior to the adoption of the 1998 Stock Option Plan. As of December 31, 1998, there were outstanding options, granted prior to the adoption of the plan, to purchase 992,569 shares at exercise prices ranging from $2.96 per share to $6.67 per share of which 70,632 were immediately exercisable at that time. These options vest over a four-year period at the rate of 25% per year commencing on the first anniversary of the date of grant. Also, these options become immediately exercisable upon a "change in control" of our company. A "change in control" of our company is deemed to occur when any person becomes the beneficial owner of or acquires voting control with respect to more than 50% of the common stock or any person has the ability to elect or to cause the election of directors consisting at the time of such election of a majority of the Board.

     Our executive officers receive health benefits which do not exceed 10% of their respective salaries. These benefits are also provided to other employees of our company. See "-- Stock Option Plan." In October 1998, in connection with our acquisition of A-1 Rentals, Don R. O'Neal entered into an employment agreement to serve as our President and Chief Operating Officer. See "Item
13 -- Certain Relationships and Related Transactions."

STOCK OPTION PLAN

     Our Board of Directors and stockholders adopted the 1998 Stock Option Plan (the "Plan"), effective August 6, 1998. Pursuant to the Plan, options to acquire a maximum of 5,000,000 shares of common stock may be granted to employees, directors (including employee and non-employee directors) and certain independent contractors and consultants of the Company or any Subsidiary (as defined in the Plan). As of December 31, 1998, there were outstanding options to purchase 2,679,127 shares at exercise prices ranging from $5.50 per share to $8.00 per share granted under the Plan, 200,000 of which were immediately exercisable at that time.

     The Compensation Committee administers the Plan. The Compensation Committee determines which persons will receive options and the number of options to be granted to such persons. The Plan also provides for annual mandatory grants of options to non-employee directors. See "Item 10 -- Directors and Executive Officers of the Registrant -- Compensation of Directors." The Board of Directors or the Compensation Committee, as the case may be, will make all determinations that it may deem necessary or advisable for the administration of the Plan.

     Pursuant to the Plan, we may grant Incentive Stock Options ("ISOs") as defined in Section 422 of the Internal Revenue Code of 1986, as amended (the "Code"), and Non-Qualified Stock Options ("NQSOs"), not intended to qualify under Section 422 of the Code. The price at which our common stock may be purchased upon the exercise of options granted under the Plan will be required to be not less than the per share fair market value of the common stock on the date the particular options are granted. Options granted under the Plan may have maximum terms of not more than ten years and are not transferable, except by will or the laws of descent and distribution. None of the ISOs under the Plan may be granted to an individual owning more than 10% of the total combined voting power of all classes of stock we issued unless the purchase price of the common stock under such option is at least 110% of the fair market value of the shares issuable on exercise of the option determined as of the date the option is granted, and such option is not exercisable more than five years after the grant date.

     Generally, options granted under the Plan terminate upon the date the person to whom such options were granted is no longer employed or retained by our company or serving on our Board of Directors other than by reason of permanent and total disability as that term is defined in the Plan.

     Pursuant to the Plan, unless otherwise determined by the Board of Directors, options vest over a four-year period at the rate of 25% per year commencing on the first anniversary of the date of grant. Options granted under the Plan shall become immediately exercisable upon a "change in control" of our company. A "change in control" of our company is deemed to occur when any person becomes the beneficial owner of or acquires more than 50% of the total combined voting power with respect to the election of directors of our issued and outstanding capital stock.

     The Plan also provides that, upon the death or permanent and total disability of an optionee, the optionee's estate or the optionee has three years, from the date of such death or disability and prior to the termination of the option period, to exercise the number of vested options held by the optionee on the date of death or disability.

     ISOs granted under the Plan are subject to the restriction that the aggregate fair market value (determined as of the date of grant) of options which first become exercisable in any calendar year cannot exceed $100,000.

     The Plan provides for appropriate adjustments in the number and type of shares covered by the Plan and options granted thereunder in the event of any reorganization, dissolution, liquidation, recapitalization or certain other transactions involving us.

401(k) PLAN

     We have adopted a 401(k) Retirement Savings Plan (the "401(k) Plan") to provide retirement and other benefits to our employees and to permit employees a means to save for their retirement. The 401(k) Plan is intended to be a tax-qualified plan under Section 401(a) of the Internal Revenue Code of 1986, as amended.

LIMITATION OF DIRECTORS' LIABILITY AND INDEMNIFICATION

     The DGCL authorizes corporations to limit or eliminate the personal liability of directors to corporations and their stockholders for monetary damages for breach of the directors' fiduciary duty of care. The Certificate limits the liability of our directors or our stockholders to the fullest extent permitted by Delaware law. Specifically, our directors will not be personally liable for monetary damages for breach of a director's fiduciary duty as a director, except for liability (1) for any breach of the director's duty of loyalty to us or our stockholders, (2) for acts or omissions not in good faith or which involve intentional misconduct or knowing violations of law, (3) under
Section 174 of the DGCL or (4) for any transaction from which the director derived an improper personal benefit. The inclusion of this provision in the Certificate may have the effect of reducing the likelihood of derivative litigation against directors, and may discourage or deter stockholders or management from bringing a lawsuit against directors for breach of their duty of care, even though such an action, if successful, might otherwise have benefited us and our stockholders. This provision has no effect on any non-monetary remedies that may be available to us or our stockholders, nor does it relieve us or our directors from compliance with federal or state securities laws.

     The Bylaws provide that we shall indemnify any person who was or is a party or is threatened to be made a party to any threatened, pending or completed action or suit (each, a "Proceeding") by reason of the fact that he is or was our director or officer, or is or was serving at our request as a director, officer, employee or agent of another entity, against expenses (including attorneys' fees) actually and reasonably incurred by such person in connection with such Proceeding. In addition, we have obtained director and officer liability insurance that insures our directors and officers against certain liabilities.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth, as of February 28, 1999, information with respect to the beneficial ownership of the common stock by (1) each person or entity known to us to beneficially own more than 5% of the outstanding shares of common stock, (2) each of our directors and each Named Officer, and (3) all of our directors and executive officers as a group. Unless otherwise indicated, each such stockholder has sole voting and investment power with respect to the shares beneficially owned by such stockholder. Percentages of shares beneficially owned are based upon 55,759,497 shares of common stock outstanding as of the date first set forth above in this paragraph, plus for each person named below any shares of common stock that may be acquired by such person within 60 days of such date upon exercise of outstanding options or other rights.

                                                                 NUMBER OF            PERCENT OF
                                                                   SHARES               COMMON
NAME                                                         BENEFICIALLY OWNED         STOCK
----                                                         ------------------      ------------
H. Family Investments, Inc.(1).............................      12,000,000(2)           21.5%
  450 East Las Olas Blvd.
  Ft. Lauderdale, Florida 33301
James L. Kirk..............................................      12,000,100(2)(3)        21.5
Don R. O'Neal..............................................       4,024,302(4)            7.2
Gene J. Ostrow.............................................       1,000,000               1.8
Philip V. Petrocelli.......................................         210,394(5)              *
Kris Hansel................................................          65,234(6)              *
H. Wayne Huizenga..........................................       1,692,047(2)(7)(8)      3.0
Harris W. Hudson...........................................       1,023,650(8)(9)         1.8
Gary L. Gabriel............................................         471,250(8)(10)          *
Thomas H. Bruinooge........................................          97,092(8)              *
All executive officers and directors as a
  group (11 persons).......................................      20,706,175(10)(11)      36.9

-------------------------

  * Less than 1%

 (1) H. Family Investments, Inc. is a Florida corporation controlled by H. Wayne Huizenga, Jr., the son of Mr. Huizenga ("HFI").
 (2) In January 1999, HFI, Kirk Holdings Limited Partnership, a Nevada limited partnership controlled by Mr. Kirk ("KHLP"), and Huizenga Investments Limited Partnership, a Nevada limited partnership controlled by Mr. Huizenga ("HILP"), entered into a voting agreement with RSC in which they agreed to vote all of their shares of common stock in favor of the merger. As a result, they each may be deemed to beneficially own all the shares of common stock beneficially owned by the others which collectively represents approximately 46.1% of the outstanding shares of common stock. Each of HFI, KHLP and HILP disclaims beneficial ownership of those shares of common stock attributed to each of them pursuant to the voting agreement.
 (3) 12,000,000 of these shares are held by KHLP.
 (4) Includes 621,392 shares of common stock owned by Don R. O'Neal's spouse, as to which Mr. O'Neal disclaims beneficial ownership. Also includes 1,966,000 shares of common stock in the name of the 1997

     Ray L. O'Neal and Ellen M. O'Neal irrevocable trust for Don R. O'Neal of which Don R. O'Neal is a trustee.
 (5) Includes 86,618 shares of common stock issuable upon exercise of options, which are immediately exercisable.
 (6) Includes 28,142 shares of common stock issuable upon exercise of options, which are immediately exercisable.
 (7) 1,632,047 of these shares are held by HILP. The number of shares of common stock beneficially owned by Mr. Huizenga does not include the 12,000,000 shares of common stock held by H. Family Investments, Inc. because Mr. Huizenga does not share voting or dispositive control of such shares and disclaims beneficial ownership of such shares.
 (8) Includes 60,000 shares of common stock issuable upon exercise of options, which are immediately exercisable.
 (9) Includes 250,000 shares of common stock owned by Mr. Hudson's spouse, as to which Mr. Hudson disclaims beneficial ownership.
(10) Includes 411,250 shares of common stock issuable upon conversion of convertible promissory notes in an aggregate principal amount of $3.29 million, which are convertible at a price of $8.00 per share of common stock.
(11) Includes an aggregate of 384,136 shares of common stock issuable upon exercise of options held by certain executive officers and directors, which are immediately exercisable.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     In August 1997, we were founded by H. Family Investments, Inc. and Messrs. Kirk and Ostrow. These founding stockholders committed an aggregate of $48.4 million in equity capital to us which was funded at various times from September 1997 through June 2, 1998 as required to complete acquisitions. The founding stockholders entered into lock-up agreements with the underwriters of our initial public offering (the "Founders' Lock-up Agreements") pursuant to which they have agreed not to offer, sell or otherwise dispose of any shares of common stock or any security, convertible into, exercisable for or exchangeable for shares of common stock until February 1999. In August 1998, we registered with the SEC for resale, subject to the Founders' Lock-up Agreements, under the Securities Act and applicable state securities laws the shares of common stock held by the founding stockholders. We paid registration expenses incidental to such registration, excluding underwriters' commissions and deductions.

     In September 1997, we acquired Sam's for $23.4 million from Gary L. Gabriel, Troy L. Gabriel and certain trusts controlled by them. We paid a portion of the purchase price to Gary L. Gabriel and certain trusts controlled by him in the form of (1) unsecured promissory notes in the aggregate original principal amount of approximately $2.6 million which bear interest at the rate of 8.5% per annum, (2) an unsecured convertible promissory note, as amended, in the original principal amount of approximately $0.7 million which bears interest at the rate of 8.0% per annum, and (3) unsecured contingent convertible promissory notes, as amended, in the aggregate original principal amount of $3.0 million which bear interest at the rate of 8.0% per annum. As of December 31, 1998, the aggregate principal amount remaining outstanding under such notes was $3.3 million. As part of the Sam's acquisition, we entered into certain leases, as amended, on four properties used in its operations from TTG Properties, an Ohio general partnership ("TTG"), of which Gary L. Gabriel and Troy L. Gabriel are general partners. Each of the four leases to which the Company and TTG are a party commenced on October 1, 1997, provides for an initial term of 10 years, with three automatic five-year extensions. Under the leases, we have the option to purchase the leased premises at any time within the last five years of the initial lease term at a fixed price. The aggregate monthly rental payment to TTG under the leases on the four properties is $57,000. In addition, we have entered into leases for two facilities in Ohio, from TTG, each with a ten-year term and two automatic five-year extensions. The aggregate monthly rental payment to TTG under these leases is $23,190. Also, in connection with the Sam's acquisition, Sam's entered into an agreement with Gary L. Gabriel pursuant to which Mr. Gabriel provides certain consulting services to the Company. This agreement has a three year term which automatically renews for an additional one year term. This agreement provides for annual compensation of $100,000, and use of a leased vehicle and up to

$30,000 of rental equipment per year. The agreement provides that if Mr. Gabriel's services are terminated at any time without cause, he will be entitled to receive one year's annual compensation as severance.

     In May 1998, we received an unsecured subordinated loan in the amount of $17.4 million from HILP. This loan represented bridge financing to complete certain acquisitions until the Founders could fund the final portion of their original capital commitments. The principal amount of the loan was repaid on June 3, 1998 from an additional equity contribution of $17.4 million from our founding stockholders. Interest in the amount of approximately $124,000 accrued on this loan and was paid by us on June 3, 1998.

     On June 2, 1998, we sold an aggregate of 5,118,694 shares of common stock in a private placement for aggregate proceeds of $27.6 million which represented approximately 17.0% of our common stock outstanding following the transaction. The table below sets forth our officers and directors who participated in such private placement and the number of shares of common stock acquired in such transaction:

                                                               NUMBER OF
                                                               SHARES OF
NAME                                                          COMMON STOCK
----                                                          ------------
H. Wayne Huizenga...........................................   1,632,047(1)
Harris W. Hudson............................................     463,650
Philip V. Petrocelli........................................     111,276
Pamela K.M. Beall...........................................      92,730
Kris E. Hansel..............................................      37,092
Thomas H. Bruinooge.........................................      37,092

-------------------------

(1) These shares are held by HILP.

     The holders of the shares of common stock issued in the June 1998 private placement entered into lock-up agreements, which expired in February 1998, with the underwriters of our initial public offering similar to our Founders' Lock-up Agreements described above. We registered with the SEC for resale, subject to the lock-up agreements, under the Securities Act and applicable state securities laws the shares of common stock issued in the June 1998 private placement. We paid the registration expenses incidental to such registration, excluding underwriters' commissions and discounts.

     In October 1998, we acquired substantially all of the assets of A-1 Rentals for approximately $178.8 million, $100.7 million of which was paid in cash and $78.1 million which was paid in the form of unsecured subordinated convertible and non-convertible promissory notes. In December 1998, we converted the entire $50.0 million of the unsecured subordinated convertible promissory notes held by Mr. O'Neal, members of Mr. O'Neal's family and certain trusts controlled by them into an aggregate of 6,956,517 shares of common stock, at a price of $7 3/16 per share. Each of these convertible promissory notes had a six-year term and bore interest at 6.00% per year. Approximately $28.1 million of the proceeds of the offering of our 103/8% senior subordinated notes due 2008 was used to repay the entire outstanding principal amount of the non-convertible promissory notes. Each of the non-convertible promissory notes had a four-year term and bore interest at 8.00% per year. Upon the satisfaction of certain earnings targets, we may pay to A-1 Rentals additional consideration of $10.0 million in cash and $10.0 million in shares of common stock.

     In connection with the acquisition of A-1 Rentals, Mr. O'Neal entered into a two-year employment agreement to serve as our President and Chief Operating Officer for a minimum annual salary of approximately $250,000. Also, in connection with the acquisition of A-1 Rentals, we entered into leases with entities affiliated with Mr. O'Neal for 15 properties used in connection with the business of A-1 Rentals. The lease agreements, which have initial terms ranging from one to five years, require aggregate monthly rental payments of approximately $120,000.

     We have entered into certain contracts for building construction with Alvada Construction, Inc., an entity controlled by Mr. Kirk's brother. As of December 31, 1998, the aggregate amount paid under these contracts was approximately $1.2 million.

     We lease the office space and parking for our corporate headquarters from Panthers Holdings. The monthly lease amount payable by us is approximately $44,000, which amount includes a share of the operating expenses for this location based upon estimated usage. In addition, we license from Panthers Holdings the use of an executive suite at the Broward County Arena, which is operated by Panthers Holdings, for a fee of $95,000 per annum for a term of seven years. We may also enter into a sponsorship agreement with Panthers Holdings for certain sponsorship, marketing and advertising services. Mr. Huizenga is Chairman of the Board of Panthers Holdings and controls a majority of the voting interests of Panthers Holdings. Mr. Hudson is also a director of Panthers Holdings.

     In addition, we have entered into a license agreement with South Florida Stadium Corporation at Pro Player Stadium, a professional sports stadium in South Florida which is owned by Mr. Huizenga, for the use of an executive suite at Pro Player Stadium for a fee of approximately $166,000 per year for a term of seven years.

     Pursuant to the merger agreement between NationsRent and RSC, upon the completion of the merger, the surviving corporation, RSC NationsRent, will enter into a registration rights agreement with persons who may be deemed to be affiliates of RSC NationsRent. Under the registration rights agreement, RSC NationsRent will be required to register the shares of RSC NationsRent common stock that will be issued to such persons in the merger and certain shares issuable to them under options outstanding on the date of the merger agreement.

     In January 1999, in connection with our merger agreement with RSC, HFI, KHLP and HILP entered into a voting agreement with RSC. Under the voting agreement, the parties agreed to vote all of their shares of common stock in favor of the proposed merger, the adoption of the merger agreement and each of the other transactions contemplated by the merger agreement, provided our Board has not withdrawn its recommendation to vote in favor of the merger.

     With respect to transactions discussed in this section, no independent determination has been made as to the fairness or reasonableness of the terms thereof. We believe, however, based on its prior experience, that the terms of each transaction were as favorable to us as we could have obtained from an unaffiliated party.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     (a) Exhibits and Financial Statement Schedules

        (1)Financial Statements of the Company are set forth in Part II, Item 8.

        (2) Schedule II -- Valuation and Qualifying Accounts.

            Other schedules are omitted because they are not applicable, are not present in amounts sufficient to require submission of the schedules or the required information is presented in the Consolidated Financial Statements or related notes.

        (3) Exhibits -- (See Index to Exhibits included elsewhere herein.)

     (b) Reports on Form 8-K

     We filed a Current Report on Form 8-K on November 9, 1998 relating to the acquisition of Ray L. O'Neal, Inc. and Arenco, L.L.C.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

March 26, 1999                                           NATIONSRENT, INC.

                                          By:       /s/ JAMES L. KIRK
                                            ------------------------------------
                                            James L. Kirk, Chairman of the Board
                                              and Chief Executive Officer

                      SIGNATURE                                   TITLE                      DATE
                      ---------                                   -----                      ----
                                                       Chairman of the Board and             March 26, 1999
                  /s/ James L. Kirk                    Chief Executive Officer
-----------------------------------------------------  (Principal Executive
                    James L. Kirk                      Officer)

                                                       Executive Vice President              March 26, 1999
                 /s/ Gene J. Ostrow                    and Chief Financial Officer
-----------------------------------------------------  (Principal Financial
                   Gene J. Ostrow                      Officer)

                 /s/ Kris E. Hansel                    Vice President and                    March 26, 1999
-----------------------------------------------------  Controller (Principal
                   Kris E. Hansel                      Accounting Officer)

                /s/ H. Wayne Huizenga
-----------------------------------------------------
                  H. Wayne Huizenga                    Director                              March 26, 1999

                /s/ Harris W. Hudson
-----------------------------------------------------
                  Harris W. Hudson                     Director                              March 26, 1999

                 /s/ Gary L. Gabriel
-----------------------------------------------------
                   Gary L. Gabriel                     Director                              March 26, 1999

               /s/ Thomas H. Bruinooge
-----------------------------------------------------
                 Thomas H. Bruinooge                   Director                              March 26, 1999

                                 EXHIBIT INDEX

EXHIBIT
NUMBER                                 DESCRIPTION
-------                                -----------
 3.1       --  Amended and Restated Certificate of Incorporation of the
               Company.(2)
 3.2       --  Amended and Restated By-Laws of the Company.(1)
 4.1       --  Unregistered 10 3/8% Global Senior Subordinated Note due
               2008.(6)
 4.2       --  Registered 10 3/8% Senior Subordinated Notes.(3)
 4.3       --  Senior Subordinated Guarantee dated December 11, 1998 of the
               Guarantors.(6)
 4.4       --  Indenture dated December 11, 1998, by and among Company, the
               Guarantors and The Bank of New York, including table of
               contents and cross-reference table.(6)
 4.5       --  Registration Rights Agreement dated December 11, 1998, by and among the Company, the Guarantors and the Initial
               Purchasers.(6)
 4.6       --  Second Amended and Restated Revolving Credit Agreement, ated as of September 24, 1998, by and among the Company,
               BankBoston, N.A., LaSalle National Bank, Fleet Bank, N.A.,
               NationsBank, N.A., BancBoston Securities, Inc. and other
               lending institutions named therein.(4)
 4.7       --  Amendment No. 1 and Consent to Second Amendment and Restated
               Revolving Credit and Term Loan Agreement, dated as of
               October 9, 1998, by and among the Company, its named
               subsidiaries therein and BankBoston, N.A., LaSalle National
               Bank and other lending institutions and parties Named
               therein.(6)
 4.8       --  Second Amendment to the Second Amended and Restated
               Revolving Credit Agreement, dated as of November 2, 1998, by and among the Company, its named subsidiaries therein and
               Citicorp Del-Lease, Erste Bank Der Oesterreichischen
               Sparkassen AG and other lending institutions and parties
               named therein.(6)
 4.9       --  Amendment No. 3 to the Second Amended and Restated Revolving
               Credt and Term Loan Agreement, dated as of November 4, 1998, by and among the Company, its Subsidiaries named therein and
               BankBoston, N.A. and lending institutions and other partes named therein.(6)
 4.10      --  Security Agreement, dated as of March 18, 1998, between the
               Company and BankBoston, N.A.(1)
 4.11      --  Omnibus Amendment to Security Documents, dated as of June
               29, 1998, among the Company, its subsidiaries and
               BankBoston, N.A.(1)
 4.12      --  Omnibus Amendment No. 2 to Security Documents, dated as of
               September 24, 1998, among the Company, its subsidiaries and
               BankBoston, N.A.(4)
10.1       --  Stock Purchase Agreement, dated August 15, 1997, by and among the Company, Sam's and the shareholders of Sam's,
               together with Amendment Nos. 1-6.(1)
10.2       --  Form of Unsecured Subordinated Promissory Notes -- Sam's.(1)
10.3       --  Form of Unsecured Convertible Promissory Notes -- Sam's.(1)
10.4       --  Form of Unsecured Contingent Convertible Subordinated
               Promissory Notes -- Sam's.(1)
10.5       --  Agreement, dated September 22, 1997, between the Company and
               Gary L. Gabriel.(1)
10.6       --  Asset Purchase Agreement, dated December 8, 1997, by and among NationsRent of Ohio, Inc., R&R Rental, Inc. ("R&R")
               and the sole shareholder of R&R, together with an Amendment dated December 10, 1997.(1)
10.7       --  Form of Unsecured Subordinated Promissory Note -- R&R.(1)
10.8       --  Asset Purchase Agreement, dated December 8, 1997, as
               amended, among NationsRent of Indiana, Inc. and C&E Rental and Service, Inc. ("C&E"), together with an Amendment dated
               December 23, 1997.(1)
10.9       --  Form of Unsecured Convertible Subordinated Promissory
               Note -- C&E.(1)
10.10      --  Stock Purchase Agreement, dated December 20, 1997, as
               amended, among NationsRent of West Virginia, Inc., Titan
               Rentals, Inc. ("Titan") and the shareholder of Titan,
               together with an Amendment dated December 31, 1997.(1)
10.11      --  Form of Unsecured Convertible Subordinated Promissory
               Note -- Titan.(1)
10.12      --  Stock Purchase Agreement, dated March 24, 1998, among the
               Company, Bode-Finn Limited Partnership ("Bode-Finn") and the
               shareholders of Bode-Finn, together with Amendment No. 1,
               dated April 6, 1998, and Amendment No. 2, dated April 17,
               1998.(1)
10.13      --  Form of Unsecured Convertible Subordinated Promissory
               Notes -- Bode-Finn.(1)

EXHIBIT
NUMBER                                 DESCRIPTION
-------                                -----------
10.14      --  Form of Warrant -- Bode-Finn.(1)
10.15      --  Registration Rights Agreement, dated May 5, 1998, among the
               Company, Bode-Finn, and Raymond E. Mason Foundation.(1)
10.16      --  Asset Purchase Agreement, dated March 25, 1998, among
               NationsRent of Indiana, Inc., RFL, Enterprises, Inc. and the
               sole shareholder of RFL Enterprises, Inc. ("RFL").(1)
10.17      --  Asset Purchase Agreement, dated April 21, 1998, among
               NationsRent of Florida, Inc. and Naples Rent-All and Sales
               Company, Inc. ("Naples").(1)
10.18      --  Form of Unsecured Convertible Subordinated Promissory
               Note -- Naples.(1)
10.19      --  Stock Purchase Agreement, dated May 7, 1998, among the
               Company, Raymond Equipment Co. ("Raymond Equipment") and the
               shareholders of Raymond Equipment.(1)
10.20      --  Form of Unsecured Subordinated Promissory Notes -- Raymond
               Equipment.(1)
10.21      --  Form of Unsecured Convertible Subordinated Promissory
               Notes -- Raymond Equipment.(1)
10.22      --  Asset Purchase Agreement, dated May 14, 1998, among the
               Company and General Rental, Inc.(1)
10.23      --  Stock Purchase Agreement, dated May 30, 1998, among the
               Company, J. Kelly Co., Inc. ("J. Kelly") and the
               shareholders of J. Kelly.(1)
10.24      --  Form of Unsecured Convertible Subordinated Promissory
               Note -- J. Kelly.(1)
10.25      --  Form of Registration Rights Agreement among the Company and the shareholders of J. Kelly.(1)
10.26      --  Asset Purchase Agreement, dated June 7, 1998, among the
               Company, Associated Rental Equipment Management Company,
               Inc. ("Associated") and the sole shareholder of
               Associated.(1)
10.27      --  Form of Unsecured Convertible Subordinated Promissory
               Note -- Associated.(1)
10.28      --  Form of Registration Rights Agreement -- Associated.(1)
10.29      --  Form of Subscription Agreement, dated May 1998, between the
               Company and certain subscribers.(1)
10.30      --  NationsRent 1998 Stock Option Plan.(2)
10.31      --  Form of Stock Option Agreement.(1)
10.32      --  Amended and Restated Purchase Agreement, dated as of
               September 9, 1998, by and among NationsRent, Inc., Ray L.
               O'Neal, Inc., Arenco, L.L.C., Don R. O'Neal, Elizabeth M.
               O'Neal and the O'Neal Revocable Trust dated December 29,
               1987.(5)
10.33      --  Unsecured Convertible Subordinated Promissory Note, dated as of October 23, 1998, from NationsRent, Inc. to Ray L.
               O'Neal, Inc.(5)
21.1       --  Subsidiaries of the Company.(6)
23.1       --  Consent of Arthur Andersen LLP.
27.1       --  1998 Financial Data Schedule (for SEC use only).

-------------------------

(1) Incorporated by reference to the Company's Registration Statement on Form S-1, as amended, Commission File No. 333-56233.
(2) Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the period ended June 30, 1998.
(3) Included in Exhibit 4.3 hereto as Exhibit A.2.
(4) Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the period ended September 30, 1998.
(5) Incorporated by reference to the Company's Current Report on Form 8-K filed on November 9, 1998.
(6) Incorporated by reference to the Company's Registration Statement on Form S-4, Commission File No. 333-69691.

                               NATIONSRENT, INC.

                 VALUATION AND QUALIFYING ACCOUNT AND RESERVES
                                  SCHEDULE II
                                 (IN THOUSANDS)

                                                BALANCE AT   CHARGED TO   ACCOUNTS              BALANCE AT
                                                BEGINNING    COSTS AND    WRITTEN                  END
DESCRIPTIONS                                    OF PERIOD     EXPENSES      OFF      OTHER(b)    OF YEAR
------------                                    ----------   ----------   --------   --------   ----------
Period ended December 31, 1998
  Allowance for Doubtful Accounts.............     $587        $1,436     $(1,784)    $4,493      $4,732
Period ended December 31, 1997
  Allowance for Doubtful Accounts.............       --(a)         --         (40)       627         587

-------------------------

(a) August 14, 1997 (Inception)
(b) Represents allowance for doubtful accounts of acquired companies.