Form 10-Q
period 1999-03-31
NATIONSRENT INC
filed 1999-05-17
CIK 1062515

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                                   (MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended March 31, 1999

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period from _______________ to _______________.


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

                                    Yes [X]  No [ ]


      The number of shares of Common Stock, par value $0.01 per share, outstanding on May 14, 1999 was 55,759,496.

                                NATIONSRENT, INC.
                            INDEX TO QUARTERLY REPORT

                                  ON FORM 10-Q

                      FOR THE QUARTER ENDED MARCH 31, 1999


                                                                                                           PAGE
                                                                                                          NUMBER
                                                                                                          ------

                                     PART I
                              FINANCIAL INFORMATION

Item 1.  Unaudited Financial Statements

         Consolidated Balance Sheets as of March 31, 1999
           and December 31, 1998 ...................................................................       1

         Consolidated Statements of Income for the Three Months
           Ended March 31, 1999 and 1998 ...........................................................       2

         Consolidated Statements of Cash Flows for the Three Months
           Ended March 31, 1999 and 1998 ...........................................................       3

         Notes to Consolidated Financial Statements ................................................       4


Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations .....       8


                                     PART II
                                OTHER INFORMATION

Item 1.  Legal Proceedings .........................................................................      16

Item 2.  Changes in Securities and Use of Proceeds .................................................      17

Item 6.  Exhibits and Reports on Form 8-K ..........................................................      17

Signatures .........................................................................................      20



                         PART I -- FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS

                                NATIONSRENT, INC.
                           CONSOLIDATED BALANCE SHEETS
                        (In Thousands, Except Share Data)

                                                                              March 31,      December 31,
                                                                                1999            1998
                                                                             ----------      ----------
                                                                            (Unaudited)
                                   ASSETS


Cash and cash equivalents .............................................      $    3,981      $   10,597
Accounts receivable, net ..............................................          67,973          72,951
Inventories ...........................................................          25,044          23,147
Prepaid expenses and other assets .....................................          27,678          24,451
Rental equipment, net .................................................         404,832         382,573
Property and equipment, net ...........................................          44,503          37,839
Intangible assets related to acquired businesses, net .................         523,329         524,254
                                                                             ----------      ----------

        Total Assets ..................................................      $1,097,340      $1,075,812
                                                                             ==========      ==========


                    LIABILITIES AND STOCKHOLDERS' EQUITY


Liabilities:
   Accounts payable ...................................................      $   50,832      $   68,177
   Accrued compensation and related taxes .............................           3,675           4,901
   Accrued expenses and other liabilities .............................          30,862          32,970
   Debt ...............................................................         715,204         678,035
   Income taxes payable ...............................................             610           3,115
   Deferred income taxes ..............................................           8,610           6,384
                                                                             ----------      ----------

        Total liabilities .............................................         809,793         793,582
                                                                             ----------      ----------
Commitments and Contingencies

Stockholders' Equity:
   Preferred stock - $0.01 par value, 5,000,000 shares authorized,
        no shares issued and outstanding ..............................              --              --
   Common stock - $0.01 par value, 250,000,000 shares authorized,
        55,759,496 shares and 55,618,023 shares issued and outstanding
        at March 31, 1999 and December 31, 1998, respectively .........             558             556
   Additional paid-in capital .........................................         269,017         268,019
   Retained earnings ..................................................          17,972          13,655
                                                                             ----------      ----------

        Total stockholders' equity ....................................         287,547         282,230
                                                                             ----------      ----------

        Total Liabilities and Stockholders' Equity ....................      $1,097,340      $1,075,812
                                                                             ==========      ==========


              THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE
                       CONSOLIDATED FINANCIAL STATEMENTS.

                                NATIONSRENT, INC.
                   UNAUDITED CONSOLIDATED STATEMENTS OF INCOME
                      (In Thousands, Except Per Share Data)

                                                                                        Three Months Ended
                                                                                            March 31,
                                                                                     -------------------------
                                                                                        1999            1998
                                                                                     ---------       ---------
Revenue:
    Equipment rentals .........................................................      $  75,100       $   5,911
    Sales of equipment, merchandise, service, parts and supplies ..............         27,215           3,128
                                                                                     ---------       ---------

        Total revenue .........................................................        102,315           9,039
                                                                                     ---------       ---------
Cost of revenue:
    Cost of equipment rentals, excluding depreciation .........................         29,312           2,661
    Rental equipment depreciation .............................................         11,625           1,076
    Cost of sales of equipment, merchandise, service, parts and supplies ......         18,166           2,252
                                                                                     ---------       ---------

        Total cost of revenue .................................................         59,103           5,989
                                                                                     ---------       ---------

Gross profit ..................................................................         43,212           3,050

Operating expenses:
    Selling, general and administrative expenses ..............................         19,007           1,758
    Non-rental equipment depreciation and amortization ........................          4,565             447
                                                                                     ---------       ---------

Operating income ..............................................................         19,640             845
                                                                                     ---------       ---------
Other (income)/expense:
    Interest expense ..........................................................         14,446             808
    Other, net ................................................................         (2,185)           (123)
                                                                                     ---------       ---------

                                                                                        12,261             685
                                                                                     ---------       ---------

Income before provision for income taxes ......................................          7,379             160
    Provision for income taxes ................................................          3,062              67
                                                                                     ---------       ---------

Net income ....................................................................      $   4,317       $      93
                                                                                     =========       =========



Net income per share - basic and diluted ......................................      $    0.08       $    0.00
                                                                                     =========       =========

Weighted average common shares outstanding:
    Basic .....................................................................         55,706          25,000
                                                                                     =========       =========
    Diluted ...................................................................         64,776          25,069
                                                                                     =========       =========




                 THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF
                    THESE CONSOLIDATED FINANCIAL STATEMENTS.

                                NATIONSRENT, INC.
                 UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In Thousands)

                                                                                             Three Months Ended
                                                                                                  March 31,
                                                                                          -----------------------
                                                                                            1999           1998
                                                                                          --------       --------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income .........................................................................      $  4,317       $     93
Adjustments to reconcile net income to net cash (used in)/provided by operating activities:
   Depreciation and amortization ...................................................        16,574          1,523
   Gain on sale of rental equipment ................................................        (3,765)          (200)
   Gain on sale of lift truck dealership ...........................................        (1,818)            --
   Deferred income tax provision ...................................................         2,664            420
   Changes in operating assets and liabilities:
       Accounts receivable .........................................................          (634)           904
       Inventories .................................................................        (6,516)           262
       Prepaid expenses and other assets ...........................................          (569)        (1,411)
       Accounts payable ............................................................       (15,520)         7,547
       Accrued expenses and other liabilities ......................................        (4,870)           349
       Income taxes payable ........................................................        (2,584)          (848)
                                                                                          --------       --------
       Net cash (used in)/provided by operating activities .........................       (12,721)         8,639
                                                                                          --------       --------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Acquisition of business, net of cash acquired ..................................        (2,216)        (5,221)
    Payment of contingent acquisition consideration ................................          (500)            --
    Deferred in-process merger costs ...............................................        (2,256)            --
    Proceeds from sale of lift truck dealership ....................................        23,229             --
    Purchases of rental equipment ..................................................       (49,760)       (19,584)
    Purchases of property and equipment ............................................       (10,633)        (1,113)
    Proceeds from sale of rental equipment .........................................        12,596          1,255
                                                                                          --------       --------
        Net cash used in investing activities ......................................       (29,540)       (24,663)
                                                                                          --------       --------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Capital contribution ...........................................................            --          6,000
    Proceeds from debt .............................................................        73,240         31,638
    Repayments of debt .............................................................       (36,171)       (22,457)
    Debt issuance costs ............................................................        (1,424)            --
                                                                                          --------       --------
        Net cash provided by financing activities ..................................        35,645         15,181
                                                                                          --------       --------
Net decrease in cash and cash equivalents ..........................................        (6,616)          (843)
Cash and cash equivalents, beginning of period .....................................        10,597          1,493
                                                                                          --------       --------
Cash and cash equivalents, end of period ...........................................      $  3,981       $    650
                                                                                          ========       ========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
   Cash paid for interest ..........................................................      $ 12,400       $    551
                                                                                          ========       ========
   Cash paid for income taxes ......................................................      $  3,825       $    604
                                                                                          ========       ========

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
   The Company acquired the net assets and assumed certain liabilities of a certain business as follows:
      Total assets, net of cash acquired ...........................................      $  2,922       $  6,099
      Total liabilities assumed ....................................................          (106)          (878)
   Amount paid through the issuance of debt ........................................          (600)            --
                                                                                          --------       --------
   Net cash paid ...................................................................      $  2,216       $  5,221
                                                                                          ========       ========



                 THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF
                    THESE CONSOLIDATED FINANCIAL STATEMENTS.

                                NATIONSRENT, INC.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1999


NOTE 1 - BASIS OF PRESENTATION

         The accompanying unaudited interim consolidated financial statements have been prepared by NationsRent, Inc. (the "Company") and reflect all adjustments of a normal recurring nature which are, in the opinion of management, necessary for a fair presentation of financial results for the three months ended March 31, 1999 and 1998, in accordance with generally accepted accounting principles for interim financial reporting and pursuant to Article 10 of Regulation S-X. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. These unaudited interim consolidated financial statements should be read in conjunction with the consolidated financial statements for the period ended December 31, 1998 appearing in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission. The results of operations for the three months ended March 31, 1999 are not necessarily indicative of the results which may be reported for the year ending December 31, 1999.

         The unaudited interim consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All material intercompany transactions and balances have been eliminated in consolidation.

IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

         In March 1998, the American Institute of Certified Public Accountants issued Statement of Position ("SOP") 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." SOP 98-1 establishes criteria for determining which costs of developing or obtaining internal-use computer software should be charged to expense and which should be capitalized. SOP 98-1 is effective for all transactions entered into in fiscal years beginning after December 15, 1998. The Company adopted SOP 98-1 prospectively effective January 1, 1999. The adoption of SOP 98-1 did not have a material effect on the Company's financial position or results of operations.

         In April 1998, the American Institute of Certified Public Accountants issued SOP 98-5, "Reporting on the Costs of Start-Up Activities." SOP 98-5 requires that all non-governmental entities expense costs of start-up activities, including pre-operating, pre-opening and organization activities, as those costs are incurred. The Company adopted SOP 98-5 effective January 1, 1999. The adoption of SOP 98-5 did not have a material effect on the Company's financial position or results of operations.

NOTE 2 - ACQUISITIONS AND PENDING MERGER

         The Company made one acquisition of an equipment rental business during the three months ended March 31, 1999. The aggregate consideration for this acquisition was $2,922,000 and consisted of (i) $2,322,000 of cash and (ii) $600,000 of subordinated convertible debt. The cash portion of the consideration was funded through borrowings under the Company's revolving credit facility (the "Credit Facility"). This acquisition has been accounted for using the purchase method and, accordingly, the acquired assets and assumed liabilities, including goodwill, have been recorded at their estimated fair values as of the date of acquisition. Purchase accounting values for this acquisition have been assigned on a preliminary basis, and are subject to adjustment when final information as to the fair values of the net assets acquired is available. The Company is awaiting information from third-party appraisers as to the fair value of certain rental equipment acquired and the final determination of certain liabilities assumed. The Company does not believe the final assignment of the fair value of the net assets acquired will have a significant impact on future operating results. The operations of the acquired business have been included in the Company's consolidated statements of income since the date of acquisition.

                                NATIONSRENT, INC.
        NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                 MARCH 31, 1999

         The following table sets forth the estimated fair value of the assets acquired and liabilities assumed for the aforementioned acquisition (in thousands):

               Assets, including cash ......      $  773
               Goodwill ....................       2,255
               Liabilities .................         106

         The following table sets forth the unaudited pro forma consolidated results of operations for the three months ended March 31, 1999 and 1998 giving effect to the acquisitions completed during 1999 and 1998 as if the acquisitions had occurred on January 1, 1998 (in thousands, except per share data):

                                                                 Three Months Ended
                                                                     March 31,
                                                              ----------------------
                                                               1999           1998
                                                              --------      --------
               Revenue .................................      $102,452      $ 96,951
               Net income ..............................         4,232         1,731
               Basic and diluted earnings per share ....          0.08          0.03



         The above unaudited pro forma consolidated results of operations are based upon certain assumptions and estimates which the Company believes are reasonable. The unaudited pro forma consolidated results of operations may not be indicative of the operating results that actually would have been reported had the acquisitions been consummated on January 1, 1998, nor are they necessarily indicative of results which will be reported in the future.

         During the three months ended March 31, 1999, the Company paid consideration of $500,000 of cash and 78,973 shares of common stock to the former owners of a previous acquisition related to the achievement of certain operating results. The Company's records amounts paid for contingent payments as additional purchase price once they are incurred since the payments are required regardless of the former owners continued association with the Company.

         On January 20, 1999, the Company entered into an Agreement and Plan of Merger with Rental Service Corporation ("RSC"), a Delaware corporation. The merger agreement provides, subject to the terms and conditions set forth therein, for the Company to be merged with and into RSC with RSC continuing as the surviving corporation to be named RSC NationsRent. Following the merger, the Company's subsidiaries will become wholly-owned subsidiaries of RSC. At the effective time of the merger (i) each outstanding share of the Company's common stock will be converted into 0.355 of a share of RSC's common stock (the "Exchange Ratio") and (ii) all outstanding options to purchase shares of the Company's common stock will be assumed by RSC and converted into options to purchase RSC common stock subject to adjustment for the Exchange Ratio. The merger is expected to be qualified as a tax free reorganization and to be accounted for as a pooling of interests. The merger is subject to stockholder approvals and other closing conditions. The merger with RSC will constitute a change of control under the terms of the indenture governing the senior subordinated notes. Upon a change of control, the Company must offer to repurchase the notes at a purchase price of 101% of the principal amount. The Company and RSC have entered into a commitment letter with a group of financial institutions which have agreed to collectively underwrite a new $1,500,000,000 senior credit facility conditioned upon a number of requirements including the closing of the merger of the Company into RSC. The repurchase of any of the senior subordinated notes would be made with proceeds from the new senior credit facility. The Company has deferred $2,256,000 of costs related to the pending RSC merger. Such costs are recorded on the balance sheet in prepaid expenses and other assets and will be charged to operations upon consummation of the merger or in the event the merger does not occur.

         On April 5, 1999, United Rentals, Inc. and UR Acquisition Corporation commenced a tender offer for all the issued and outstanding shares of RSC's common stock, at a price of $22.75 per share in cash. As a result of such tender offer, the Company has become involved in certain litigation. See "PART II - OTHER INFORMATION Item. 1 LEGAL PROCEEDINGS."

                                NATIONSRENT, INC.
        NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                 MARCH 31, 1999

NOTE 3 - SEASONALITY

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

NOTE 4 - EARNINGS PER SHARE

         The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share data):

                                                                                      Three Months Ended
                                                                                           March 31,
                                                                                    --------------------
                                                                                     1999          1998
                                                                                    -------      -------
               Numerator:
                 Numerator for basic earnings per share - net income .........      $ 4,317      $    93
                 Interest expense on convertible subordinated debt, net of
                     income taxes ............................................          736           --
                                                                                    -------      -------
                 Numerator - diluted earnings per share ......................      $ 5,053      $    93
                                                                                    =======      =======

               Denominator:
                 Denominator for basic earnings per share -
                     weighted-average shares .................................       55,706       25,000
                 Effect of dilutive securities:
                    Convertible subordinated debt ............................        8,773           --
                    Employee stock options ...................................          297           69
                                                                                    -------      -------
                 Denominator for diluted earnings per share -
                     adjusted weighted-average shares ........................       64,776       25,069
                                                                                    =======      =======

               Basic and diluted earnings per share ..........................      $  0.08      $  0.00
                                                                                    =======      =======

NOTE 5 - DEBT

         In February 1999, the Company amended its Credit Facility to increase the total aggregate commitment to $500,000,000. At that time the term loan (the "Term Loan") was increased to $180,000,000 and the aggregate commitment under the revolving credit facility (the "Revolver") was increased to $320,000,000. The Revolver has a three-year term scheduled to expire in June 2001 and the Term Loan has a six-year term scheduled to expire in September 2004. Borrowings under the Revolver bear interest at either the BankBoston base rate plus a percentage ranging from 0.00% to 0.50% or, at the Company's option, the Eurodollar market rate plus a percentage ranging from 2.00% to 2.75%. The Term Loan bears interest ranging from 3.00% to 3.25% over the Eurodollar market rate. The percentage over the BankBoston base rate or the Eurodollar market rate is based on the Company's financial performance as measured by the total funded debt ratio. The Credit Facility is secured by a security interest in substantially all of the assets of the Company. The Credit Facility also imposes, among other covenants, a tangible assets to senior debt covenant, a restriction on all of the Company's retained earnings including the declaration and payment of cash dividends, consent requirements on certain acquisitions and a restriction on the ratio of total funded debt to earnings before interest, income taxes, depreciation and amortization.

         In February 1999, the Company completed an exchange offer to replace its privately issued 10.375% Senior Subordinated Notes due 2008 with publicly registered notes.

                                NATIONSRENT, INC.
        NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                 MARCH 31, 1999

NOTE 6 - NON-RECURRING GAIN

         In January of 1999, the Company received net proceeds of $23,229,000 related to the sale of a lift truck dealership acquired as part of an acquisition made in April 1998. The carrying value of the tangible assets sold was $15,118,000 resulting in proceeds in excess of carrying value of $8,111,000. The Company recorded a pre-tax gain of $1,818,000 based on the increase in value of the dealership since the date of acquisition. The remaining $6,293,000 of proceeds in excess of carrying value was recorded as a reduction of goodwill. The Company continues to evaluate the carrying value of its goodwill for impairment in accordance with SFAS 121.

NOTE 7 - COMPREHENSIVE INCOME

         The objective of reporting comprehensive income is to disclose all changes in equity of an enterprise that result from transactions and other economic events in a period other than transactions with owners. The comprehensive income of the Company was equal to net income for all periods presented.

NOTE 8 - SUBSEQUENT EVENTS

         The Company has completed two acquisitions of rental equipment businesses since March 31, 1999 for aggregate consideration of $12,549,000. Such consideration consisted of an aggregate (i) $7,974,000 of cash and (ii) $4,575,000 of subordinated convertible debt. The cash portion of the consideration was funded through borrowings under the Credit Facility. In addition, the Company repaid or assumed outstanding indebtedness of the acquired companies in the aggregate amount of $1,466,000. Each of the acquisitions has been accounted for using the purchase method.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion and analysis of our consolidated results of operations and financial condition should be read in conjunction with the unaudited interim consolidated financial statements and the related notes included herein and the consolidated financial statements for the year ended December 31, 1998 appearing in our Annual Report on Form 10-K filed with the Securities and Exchange Commission.

GENERAL

         NationsRent is one of the fastest growing equipment rental companies in the United States. We have acquired a platform of equipment rental businesses concentrated in selected markets and are building a network of nationally branded locations. As of May 7, 1999, we operated 135 equipment rental locations in 21 states. We have become a leading provider of rental equipment as a result of our strategy to acquire core businesses, open or acquire additional locations concentrated around those businesses, and expand our rental fleet. We believe that this cluster strategy enables us to increase profitability in our acquired stores and achieve profitability in our newly opened locations more quickly than our competitors. By implementing the cluster strategy and expanding our fleet of rental equipment, we are able to provide a full range of rental equipment to customers with a wide variety of equipment rental needs.

         NationsRent seeks to acquire businesses that have:

            o     strong positions in their geographic market;

            o experienced local management teams that will continue to work with us following the acquisition;

            o     high quality inventory of rental equipment; and

            o physical and operating characteristics that are suited to conversion to the NationsRent format.

         During the period January 1, 1999 through May 7, 1999, we have acquired three equipment rental businesses. We paid an aggregate of approximately $15.5 million for these three acquisitions which consisted of approximately:

            o     $10.3 million in cash, and

            o     $5.2 million of convertible subordinated debt.

         We funded the cash portion of the consideration paid for these acquisitions with borrowings under our senior credit facilities. The acquisitions have been accounted for using the purchase method and, accordingly, the acquired assets and assumed liabilities have been recorded at their estimated fair values as of the date of acquisition. Purchase accounting values for certain acquisitions have been assigned on a preliminary basis, and are subject to adjustment when additional information as to the fair values of the net assets acquired is available. We are awaiting information from third-party appraisers as to the fair value of certain rental equipment acquired and the final determination of certain liabilities assumed. We do not believe the final assignment of the fair value of the net assets acquired will have a significant impact on future operating results.

         After making an acquisition, we convert acquired locations to the NationsRent format. Distinguishing characteristics of this format include drive-through lanes, clearly marked equipment aisles, prominent use of the NationsRent logo and colors, and attractive, well-organized and clean store facilities. The cost of converting an acquired location to the NationsRent format varies depending on the physical properties of the acquired location and the condition, breadth and depth of rental equipment inventory at such location, which are factors considered in the selection and pricing of acquisition candidates. Once we have established a presence in a particular market, we may open new locations in that geographic area or adjacent areas. Since August 1997, we have opened eight new locations two of which have been opened since January 1, 1999. We plan to open eight to 12 new locations in 1999 and continue to evaluate the need for new locations as we acquire equipment rental companies in new markets. The cost of opening our new locations has varied depending on whether we leased or purchased the underlying real property, the size of the location, and the breadth and depth of inventory at each location. See "--Liquidity and Capital Resources."

         We derive our revenue from equipment rental, sales of new and used equipment, spare parts and supplies, and maintenance and repair services. Rental revenue is dependent on several factors including demand for rental equipment, the amount and quality of equipment available for rent, rental rates, and general economic conditions. Revenue generated from the sale of used equipment is affected by price, general economic conditions, and the condition of the equipment. Revenue from the sale of new equipment is affected by price and general economic conditions. Revenue from the sale of spare parts and supplies as well as maintenance and repair services is primarily affected by equipment rental and sales volume.

         The principal components of our cost of revenue include depreciation of rental equipment, costs of new and used equipment sold, personnel costs, occupancy costs, the cost of rental equipment under operating leases, repair and maintenance costs, and vehicle operations. Rental equipment depreciation is calculated using the straight-line method over the estimated useful life of such equipment. The range of useful lives estimated by management for rental equipment is primarily three to ten years and is depreciated to a salvage value ranging from zero to ten percent of original cost.

         Selling, general and administrative expenses include management salaries, advertising and marketing, travel, administrative and clerical salaries, and data processing.

         Non-rental equipment depreciation and amortization includes the depreciation of fixed assets that are not offered for rent, amortization of leasehold improvements, and amortization of intangible assets related to the acquired businesses.

         On January 20, 1999, the Company entered into an Agreement and Plan of Merger with Rental Service Corporation ("RSC"), a Delaware corporation. The merger agreement provides, subject to the terms and conditions set forth therein, for the Company to be merged with and into RSC with RSC continuing as the surviving corporation to be named RSC NationsRent. Following the merger, the Company's subsidiaries will become wholly-owned subsidiaries of RSC. At the effective time of the merger (1) each outstanding share of the Company's common stock will be converted into 0.355 of a share of RSC's common stock (the "Exchange Ratio") and (2) all outstanding options to purchase shares of the Company's common stock will be assumed by RSC and converted into options to purchase RSC common stock subject to adjustment for the Exchange Ratio. The merger is expected to be qualified as a tax free reorganization and to be accounted for as a pooling of interests. The merger is subject to stockholder approvals and other closing conditions. The merger with RSC will constitute a change of control under the terms of the indenture governing the senior subordinated notes. Upon a change of control, the Company must offer to repurchase the notes at a purchase price of 101% of the principal amount. The Company and RSC have entered into a commitment letter with a group of financial institutions which have agreed to collectively underwrite a new $1.5 billion senior credit facility conditioned upon a number of requirements including the closing of the merger of the Company into RSC. The repurchase of any of the senior subordinated notes would be made with proceeds from the new senior credit facility.

HISTORICAL RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 1999 AND 1998

         REVENUE. The following table sets forth our revenue by type for the three months ended March 31, 1999 and March 31, 1998 (in thousands, except percentages):

                                                                                Three Months Ended March 31,
                                                                   -------------------------------------------------
                                                                               1999                     1998
                                                                   ----------------------     ----------------------
               Equipment rentals ............................      $ 75,100          73.4%    $  5,911          65.4%
               Sales of equipment, merchandise, service,
                 parts and supplies .........................        27,215          26.6%       3,128          34.6%
                                                                   --------                   --------
                                                                   $102,315         100.0%    $  9,039         100.0%
                                                                   ========                   ========


         Total revenue for the three months ended March 31, 1999 increased to $102.3 million from $9.0 million for the three months ended March 31, 1998. This increase was due primarily to the inclusion of revenue from businesses acquired since March 31, 1998. Also contributing to the growth in revenue was an increase in revenue from equipment rentals resulting from the expansion of our rental fleet at existing locations and the opening of eight new locations since

March 31, 1998. Equipment rental revenue as a percentage of total revenue was 73.4% for the three months ended March 31, 1999 up from 65.4% for the three months ended March 31, 1998. The higher mix of rental revenue in the 1999 period is due primarily to the mix of revenue of companies acquired and growth in equipment rentals. It also is the result of a decrease in the sales of new equipment, parts and service resulting from the sale in January 1999 of a lift truck dealership that derived the majority of its revenue from sales of new equipment and related parts and service.

         GROSS PROFIT. Gross profit for the three months ended March 31, 1999 increased to $43.2 million compared with $3.0 million for the three months ended March 31, 1998 due primarily to the increase in revenue. Gross profit as a percentage of revenue increased to 42.2% for the three months ended March 31, 1999 compared with 33.7% for the same period in 1998. The increase in gross profit as a percentage of revenue was due to the growth in revenue from equipment rentals and the resulting increase in the percentage of revenue from equipment rentals that have higher margins than revenue from sales of equipment, merchandise, service, parts and supplies.

         OPERATING EXPENSES. Selling, general and administrative expenses for the three months ended March 31, 1999 increased to $19.0 million compared with $1.8 million for the three months ended March 31, 1998. The increase was due primarily to the inclusion of such costs from companies acquired since March 31, 1998 and additional corporate expenses including costs associated with our strategic marketing initiatives launched during the quarter. Selling, general and administrative expenses for the three months ended March 31, 1999 as a percentage of revenue declined to 18.6% from 19.4% for the three months ended March 31, 1998 due primarily to the increase in revenue.

           Non-rental equipment depreciation and amortization for the three months ended March 31, 1999 increased to $4.6 million from $0.4 million for the same period in 1998 due primarily to the increase in goodwill amortization in connection with acquisitions completed since March 31, 1998.

         OPERATING INCOME. Operating income for the three months ended March 31, 1999 increased to $19.6 million compared with $0.8 million for the three months ended March 31, 1998 due primarily to the increase in revenue. Operating income as a percentage of revenue for the three months ended March 31, 1999 increased to 19.2% from 9.3% for the comparable 1998 period due primarily to the increase in revenue and the higher percentage of revenue from equipment rentals.

         OTHER INCOME AND EXPENSE. Interest expense for the three months ended March 31, 1999 increased to $14.4 million compared with $0.8 million for the three months ended March 31, 1998 due primarily to the increase in debt incurred to finance acquisitions and expansion of our rental fleet since March 31, 1998. Interest expense is primarily attributable to borrowings under our senior credit facilities, notes issued to finance the purchase of equipment, subordinated notes issued to sellers of businesses we acquired and our senior subordinated notes issued in December 1998.

          Other income for the three months ended March 31, 1999 included a pre-tax gain of approximately $1.8 million from the sale of a lift truck dealership during the quarter. See "Note 6 to the consolidated financial statements."

         INCOME TAXES. Our effective income tax rate for the three months ended March 31, 1999 was 41.5%. The amount above statutory income tax rates is attributable primarily to non-deductible goodwill amortization for federal income tax purposes.

LIQUIDITY AND CAPITAL RESOURCES

         Our primary uses of cash have been the funding of acquisitions and capital expenditures. To date, we have funded our cash requirements primarily with borrowings under our senior credit facilities, proceeds from the issuance of debt and equity securities, equity contributions from our founding stockholders, and cash provided by operations.

         Our net cash used by operations was $12.7 million for the three months ended March 31, 1999 compared to net cash provided by operations of $8.6 million for the same period in 1998. The increase in cash used by operations was due primarily to an increase in the working capital required as a result of the acquisitions and to fund our internal growth. Net cash used in investing activities was $29.5 million for the three months ended March 31, 1999. Cash used in investing activities in the period was primarily a result of cash consideration of $5.0 million for the acquisition of a business and expenditures made in connection with the pending merger with RSC, offset by $23.2 million of net proceeds from the sale of the lift truck dealership; $49.8 million for purchases of rental equipment partially offset by $12.6 million of proceeds from the sale of used equipment, and $10.6 million for purchases of and improvements to property and equipment. Cash provided by financing activities was $35.6 million for the three months ended March 31, 1999 net of the repayment of debt assumed in connection with an acquired business, and was primarily a result of net borrowings under our senior credit facilities.

         In February 1999, we increased our senior credit facilities to $500.0 million consisting of a $180.0 million term loan due September 2004 and a $320.0 million revolving line of credit due June 2001. The credit facilities can be used to complete permitted acquisitions, make capital expenditures, enter into standby letters of credit, or for working capital and other general corporate purposes. Borrowings under the revolving line of credit bear interest at either the BankBoston, N.A. base rate plus a percentage ranging from 0.00% to 0.50% or, at our option, the Eurodollar market rate plus a percentage ranging from 2.00% to 2.75%. The term loan bears interest ranging from 3.00% to 3.25% over the Eurodollar market rate. The percentage over the BankBoston, N.A. base rate or the Eurodollar market rate is based on our financial performance as measured by the total funded debt ratio. The credit facilities are secured by a security interest in substantially all of our assets. The credit facilities also impose, among other covenants, a tangible assets to senior debt covenant, a restriction on all of our retained earnings including cash dividends, consent requirements on certain acquisitions, and a restriction on the ratio of total funded debt to earnings before interest, income taxes, depreciation and amortization. On March 31, 1999, $175.9 million and $180.0 million of cash borrowings were outstanding under the revolving line of credit and term loan, respectively.

         During the three months ended March 31, 1999, we added $47.7 million of new equipment to our rental equipment fleet using operating leases. These operating leases have terms expiring over the next seven years.

         Our short-term cash requirements for our existing operations consist primarily of:

         o capital expenditures to maintain, modernize and expand our rental equipment inventory;

         o        working capital requirements; and

         o repair and maintenance of rental equipment, purchase of merchandise inventory, and other operating activities.

         We estimate that equipment expenditures over the next 12 months for our existing locations and for new store openings will be in the range of $175.0 million to $225.0 million, net of proceeds from used equipment sales. Approximately one-third of the estimated net capital expenditures is to replace existing rental equipment. We believe that we will be able to finance our short-term cash needs through borrowings under the senior credit facilities, the use of equipment leases, and cash generated from operations. We estimate that such sources will be sufficient to fund the cash required for our existing operations for at least 12 months.

         During the three months ended March 31, 1999, we opened two new locations in markets where we already have a presence. We estimate that the aggregate capital costs associated with each such new location were in the range of $2.0 million to $4.5 million. We expect to open eight to 12 new locations in 1999. We believe that cash generated from operations and borrowings under our senior credit facilities will be sufficient to fund these costs without the issuance of additional debt or equity securities.

         We are developing a management information system that became operational at certain locations in the fourth quarter of 1998. We estimate the total cost to complete development and installation of the system at our existing locations will range from $6.0 million to $8.0 million over the next several years and we believe cash generated from operations and borrowings under our senior credit facilities will be sufficient to fund these costs.

         We plan to continue our acquisition strategy and believe that, in connection with new acquisitions, we will be required to make additional expenditures to expand and modernize rental equipment of acquired companies. We expect to finance future acquisitions and related rental equipment expenditures using cash, capital stock, notes, and/or assumption of indebtedness. To fully implement our growth strategy and meet the resulting capital requirements, we will be required to increase amounts available under our senior credit facilities or raise additional capital through issuance of additional debt or equity securities. There can be no assurance that additional capital, if and when required, will be available on terms satisfactory to us, or at all.

         There may be liabilities that we fail or are unable to discover in the course of performing due diligence investigations on each company or business we have acquired or seek to acquire in the future. Such liabilities could include those arising from employee benefits contribution obligations of a prior owner or non-compliance with applicable federal, state, or local environmental requirements by prior owners for which we, as a successor owner, may be responsible. We try to minimize these risks by conducting such due diligence, including employee benefit and environmental reviews, as we deem appropriate under the circumstances. However, we cannot assure that we have identified, or in the case of future acquisitions, will identify, all existing or potential risks. We also generally require each seller of acquired businesses or properties to indemnify us against undisclosed liabilities. In some cases this indemnification obligation may be supported by deferring payment of a portion of the purchase price or other appropriate security. However, we cannot assure that the indemnification, even if obtained, will be enforceable, collectible, or sufficient in amount, scope, or duration to fully offset the possible liabilities associated with the business or property acquired. Any such liabilities, individually or in the aggregate, could have a material adverse effect on our business, financial condition or results of operations.

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

         Operating results may fluctuate due to other factors including, but not limited to:

         o changes in general economic conditions including changes in national, regional, or local construction or industrial activities;

         o        the timing of acquisitions and opening of new locations;

         o the timing of expenditures for new rental equipment and the disposition of used equipment;

         o        competitive pricing pressures; and

         o        changes in interest rates.

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

INFLATION

         We do not believe that inflation has been a significant factor to the cost of our operations.

IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

         In March 1998, the American Institute of Certified Public Accountants issued Statement of Position ("SOP") 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." SOP 98-1 establishes criteria for determining which costs of developing or obtaining internal-use computer software should be charged to expense and which should be capitalized. SOP 98-1 is effective for all transactions entered into in fiscal years beginning after December 15, 1998. The Company adopted SOP 98-1 prospectively effective January 1, 1999. The adoption of SOP 98-1 did not have a material effect on the Company's financial position or results of operations.

         In April 1998, the American Institute of Certified Public Accountants issued SOP 98-5, "Reporting on the Costs of Start-Up Activities." SOP 98-5 requires that all non-governmental entities expense costs of start-up activities, including pre-operating, pre-opening and organization activities, as those costs are incurred. The Company adopted SOP 98-5 effective January 1, 1999. The adoption of SOP 98-5 did not have a material effect on the Company's financial position or results of operations.

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

  STATE OF READINESS

         Our plan to address the Year 2000 issue is structured in five phases: inventory, assessment, correction, testing, and implementation. The inventory phase is an investigation of all our operations to identify the software and hardware of all of our systems. The assessment phase is an analysis of each component of each system to determine date sensitivity to the year 2000. The correction phase is the effort to correct, replace, upgrade, or eliminate non-compliant hardware and software. The testing phase involves verifying that corrections to our systems are Year 2000 compliant. Finally, the implementation phase is the effort to deploy the corrected and verified systems throughout our current operations.

         IT SYSTEMS. Our current state of progress with our IT systems is as follows:

         o INVENTORY AND ASSESSMENT. Since our inception, we have acquired 39 equipment rental companies, each with its own information system for rental counter operations, inventory control, and financial reporting. In assessing the systems of the companies that we acquired, we determined that there was no one system that could manage our projected growth and that was Year 2000 compliant. We determined, therefore, that we needed to develop our own Year 2000 compliant management information system. We believe the inventory and assessment phases of our IT systems are complete.

         o CORRECTION AND TESTING. During the second quarter of 1998, we began developing our own management information system that included software modules for rental counter operations, inventory control, database, and financial reporting to replace the information systems of businesses we have acquired. During the development of our systems, we tested and validated them for Year 2000 compliance and selected our third-party vendors for the software modules and hardware components of our new system based on their certification of Year 2000 compliance. To date, we have handled our Year 2000 plan with our own internal personnel and have not engaged any third-party consultants. The system is functional and we believe we are 95% complete with testing of all of the components. We are not currently aware of any Year 2000 problems relating to our new IT system or the systems and hardware supplied by third parties which would have a material effect on our business, results of operations, or financial condition.

         o IMPLEMENTATION. For us, the implementation phase consists of the conversion and replacement of the non-Year 2000 compliant systems of our acquired businesses with our new management information system. During October 1998, we began converting our operations to our new management information system. As of May 7, 1999, we operated 135 locations. We have completely converted ten of these locations to our new system and have converted 44 additional locations to the financial reporting component of our system. We expect to have all of our current operations fully converted to our new system by September 30, 1999.

         NON-IT SYSTEMS. We are at the initial inventory phase for our non-IT systems such as chips and microprocessors that may be embedded in our facilities and equipment. We believe there is a minimal amount of dependence of our critical operations on non-IT systems. However, since we have not completed our inventory and assessment, we cannot currently determine if there are any potential Year 2000 problems that would cause a material adverse effect on our business, results of operations, or financial condition. We expect to complete all five phases of our Year 2000 plan for our non-IT systems by September 30, 1999.

         THIRD-PARTY SYSTEMS. We rely on third-party suppliers for operating supplies, merchandise for resale, utilities, transportation, equipment for rent and retail sales and other key services. Interruption of any such third-party's operations due to Year 2000 issues could have a material adverse effect on our business, results of operations or financial condition. We have begun efforts to evaluate the progress of our critical third-party suppliers relative to their Year 2000 issues. Letters and questionnaires are being sent to all essential third parties with which we do business to assess their Year 2000 readiness. To the extent necessary, we will seek alternative third-party relationships if circumstances warrant. We have begun efforts to evaluate the progress of our critical customers' relative to their Year 2000 issues. We expect to complete all five phases of our Year 2000 plan for our third-party systems by September 30, 1999.

  COSTS

         The majority of our costs to address the Year 2000 issue are related to the development of our new management information system. Such costs principally consist of licensing and developing software and purchasing hardware. To date, we have spent a total of approximately $6.1 million for the new system, of which approximately $4.8 million was related to software development and approximately $1.3 million was related to purchases of hardware. Such costs have been capitalized in accordance with generally accepted accounting principles. We expect to incur in the range of approximately $1.5 million to $2.0 million in additional software and hardware costs installing the new IT system at the rest of our current locations in 1999. The aggregate cost of conversion and training employees to the new IT system, which will be charged to expense in the period incurred, is expected to range from $0.7 million to $1.0 million. Although we do not expect to incur significant expenses to address the Year 2000 issue beyond our capital investment in the new IT system software and hardware, Year 2000 problems may require us to incur unanticipated expenses which could have a material adverse effect on our business, financial condition, or results of operations. These costs account for approximately 90% of our information technology budget for 1999. To date, the development of our management information system has run concurrent with and been a part of our Year 2000 compliance efforts. No other major projects have been deferred as a result of the system development effort. The source of the funds for our Year 2000 compliance efforts has been cash generated from operations and borrowings under our senior credit facilities.

  RISKS RELATING TO THE COMPANY'S FAILURE TO BECOME YEAR 2000 COMPLIANT

         Our worst case scenarios resulting from the Year 2000 issue include:

         o Interruptions in our customers' operations which could prevent them from renting our equipment, using our services or paying for equipment rented or services rendered.

         o Disruptions to our utilities and other service providers which could prevent our locations from operating in the normal course of business.

         o Failure of our suppliers' operations which could result in our inability to obtain rental equipment and other supplies to meet the demands of our customers.

         o Failure to convert all of our locations to our new management information system before December 31, 1999 which could prevent such locations from processing invoices from our counter systems and tracking accounts receivable, equipment utilization and other critical financial data. This could also prevent our locations from sharing equipment and data to service our customers in a timely manner.

         o Failure to convert all of the systems of the businesses we acquire during 1999 to our system prior to the year 2000 which could prevent these locations from being integrated into the rest of our operations.

         Such failures could materially and adversely affect our business, results of operations and financial condition. Due to the general uncertainty inherent in the Year 2000 problem, resulting in part from the uncertainty of the Year 2000 readiness of third-party suppliers and customers, we are unable to determine at this time what our most reasonably likely worst case scenario would be or whether the consequences of Year 2000 failures will have a material adverse impact on our results of operations, liquidity, or financial condition. As we complete all of the phases of our Year 2000 compliance plan, we expect to have a better understanding of our most reasonably likely worst case scenarios and will tailor our contingency plans accordingly.

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

         We are currently considering what our final contingency plans will be in the event that we are not able to bring all of our existing and acquired systems into Year 2000 compliance by the end of 1999. We currently plan to complete such contingency plans by September 30, 1999.

FORWARD LOOKING STATEMENTS

         Certain statements and information in this Quarterly Report on Form 10-Q may include "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including in particular the statements about our plans, strategies, and prospects under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations." Although we believe that our plans, intentions, and expectations reflected in or suggested by such forward-looking statements are reasonable, we cannot assure you that such plans, intentions or expectations will be achieved. Important factors that could cause actual results to differ materially from our forward-looking statements are set forth below and elsewhere in this Quarterly Report on Form 10-Q. Such factors include, among others: the ability to develop and implement operational and financial systems to manage rapidly growing operations; competition in our principal businesses; the ability to integrate and successfully operate acquired businesses and the risks associated with such businesses; the ability to obtain financing on terms acceptable to us to finance our growth strategy, and for us to operate within the limitations imposed by financing arrangements; dependence on key personnel; and the ability to properly assess and capitalize on future business opportunities.

                          PART II -- OTHER INFORMATION

Item 1.  LEGAL PROCEEDINGS

         On January 21, 1999, the Company announced that it had entered into an Agreement and Plan of Merger with Rental Service Corporation ("RSC") which, among other things, provides for the merger (the "Merger") of the Company into RSC, with RSC as the surviving corporation. In the Merger, each share of the Company's common stock will be converted into 0.355 of a share of RSC's common stock.

         On April 5, 1999, United Rentals, Inc. and UR Acquisition Corporation (collectively, "United Rentals") commenced a tender offer for all the issued and outstanding shares of RSC's common stock, at a price of $22.75 per share in cash. On April 13, 1999, United Rentals commenced a consent solicitation of RSC stockholders to remove the board of directors of RSC and replace the board with nominees of United Rentals. On April 16, 1999, the RSC board of directors determined that United Rental's tender offer was inadequate and was not in the best interests of RSC or its stockholders. The RSC board of directors recommended that RSC's stockholders reject the tender offer and not tender their shares of RSC common stock pursuant to the tender offer.

         On April 5, 1999, United Rentals also filed a complaint against the Company, RSC and RSC's board of directors in the Court of Chancery of the State of Delaware (the "Delaware Chancery Court") which seeks, among other things, a determination that the termination and expense amounts provided for in the Merger Agreement and the stock option granted by RSC to the Company to purchase 19.9% of RSC's outstanding common stock under certain circumstances (the "Stock Option") are unlawful, invalid and void (the "URI Delaware Litigation"). On April 6, 1999, United Rentals filed a motion seeking, among other things, to preliminarily enjoin the operation of the termination and expense provisions of the Merger Agreement and the Stock Option and seeking an order requiring RSC to provide United Rentals with a fair and equal opportunity to acquire RSC. On April 14, 1999, the Company filed its answer in the URI Delaware Litigation with the Delaware Chancery Court. A hearing on United Rental's motion for a preliminary injunction is scheduled for May 17, 1999. The Company believes that the URI Delaware Litigation is without merit and intends to contest vigorously this litigation.

         On April 7, 1999, United Rentals filed a verified complaint against James L. Kirk, RSC and NationsRent in the United States District Court for the District of Connecticut (the "URI Connecticut Litigation") which seeks, among other things, declaratory relief that the defendants violated Sections 14(a), 14(d) and 14(e) of the Exchange Act of 1934, as amended, and requests an order requiring the defendants to make all appropriate disclosures and correct allegedly false and misleading statements and omissions of material fact made by the Company regarding the superiority of the Merger to United Rental's tender offer and by RSC regarding the anticipated schedule for the special meeting of RSC's stockholders in connection with the Merger. In addition, United Rentals seeks injunctive relief enjoining the defendants and certain other persons from, among other things, (1) soliciting from any stockholder of RSC any proxy, consent or authorization to vote any shares of RSC common stock at any meeting to be held in connection with the Merger, and (2) soliciting any stockholder of RSC with respect to whether or not to tender shares of RSC common stock in the tender offer, in either case, unless and until the defendants comply in full with all applicable provisions of the federal securities laws. The Company has not filed an answer in the URI Connecticut Litigation. The Company believes that the URI Connecticut Litigation is without merit and intends to contest vigorously this litigation.

         On May 4, 1999, the Company filed a complaint against United Rentals, Bradley S. Jacobs, John N. Milne and Goldman, Sachs & Co. in the Circuit Court in Broward County, Florida which alleges, among other things, that defendants have tortiously interfered with the contractual rights of the Company contained in the Merger Agreement and the advantageous business relationships established by the Company with RSC, the RSC Board and RSC's stockholders through the Merger Agreement and otherwise (the "Florida Litigation"). On May 4, 1999, United Rentals filed a Motion for an Order restraining the Company from prosecuting the Florida Litigation and memorandum in support in the Delaware Chancery Court. On May 5, 1999, the Delaware Chancery Court held a hearing on United Rentals' motion and issued an order restraining the Company from proceeding with the prosecution of the Florida Litigation until further order of the Delaware Chancery Court.

Item 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

(c)  Recent Sales of Unregistered Securities

         During the period covered by this report (January 1, 1999 through March 31, 1999), the Company has issued securities in the transactions set forth below. Each of these transactions was intended to be exempt from the registration requirements of the Securities Act of 1933, as amended, by virture of Section 4(2) thereunder based on being issued in a transaction not involving a public offering.

         In January 1999, in connection with the acquisition of Gold Coast Aerial Lift, Inc. and Villella Holding Company (collectively, the "Gold Coast Companies"), the Company issued an aggregate of 78,973 shares of Common Stock to the stockholders of the Gold Coast Companies.

         In February 1999, the Company issued to the holder of a convertible subordinated promissory note 62,500 shares of Common Stock upon conversion of $500,000 principal amount of such note at a conversion price of $8.00 per share.

         From January 1, 1999 to March 31, 1999, to Company granted options to certain of its employees to purchase an aggregate of 150,000 shares of Common Stock at exercise prices ranging from $5.75 to $6.44 per share. These options generally vest over a four year period at the rate of 25% per year beginning on the first anniversary of the date of grant.

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

  EXHIBIT
  NUMBER                     DESCRIPTION
  ------                     -----------

2.1 -- Agreement and Plan of Merger, dated as of January 20, 1999, between the Company and Rental Service Corporation.(7)

2.2 -- Stock Option Agreement, dated as of January 20, 1999, between the Company and Rental Service Corporation.(7)

2.3 -- Stock Option Agreement, dated as of January 20, 1999, between Rental Service Corporation and the Company.(7)

2.4  --  Voting Agreement, dated as of January 20, 1999, between Kirk
         Holdings Limited Partnership, H. Family Investments, Inc. and Huizenga Investments Limited Partnership, as shareholders, and Rental Service Corporation.(7)

3.1  --  Amended and Restated Certificate of Incorporation of the Company.(2)

3.2  --  Amended and Restated By-Laws of the Company.(1)

4.1  --  Unregistered 10 3/8% Global Senior Subordinated Note due 2008.(6)

4.2  --  Registered 10 3/8% Senior Subordinated Notes due 2008.(3)

4.3  --  Senior Subordinated Guarantee dated December 11, 1998 of the
         Guarantors.(6)

4.4 -- Indenture, dated December 11, 1998, by and among Company, the Guarantors and The Bank of New York.(6)

4.5 -- Registration Rights Agreement, dated December 11, 1998, by and among the Company, the Guarantors and the Initial Purchasers as defined therein.(6)

4.6* -- Third Amended and Restated Revolving Credit and Term Loan Agreement, dated as of February 11, 1999, by and among the Company, its subsidiaries, BankBoston, N.A., LaSalle National Bank, Fleet Bank, N.A., NationsBank, N.A., and other lending institutions named therein

4.7*  -- First Amendment to Third Amended and Restated Revolving Credit and
         Term Loan Agreement, dated March 24, 1999, by and among the Company, its subsidiaries, BankBoston, N.A., LaSalle National Bank, Fleet Bank, N.A., NationsBank, N.A., and other lending institutions named therein

4.8 -- Security Agreement, dated as of March 18, 1998, between the Company and BankBoston, N.A.(1)

4.9 -- Omnibus Amendment to Security Documents, dated as of June 29, 1998, among the Company, its subsidiaries and BankBoston, N.A.(1)

4.10   --  Omnibus Amendment No. 2 to Security Documents, dated as of
           September 24, 1998, among the Company, its subsidiaries and BankBoston, N.A.(4)

4.11*  --  Omnibus Amendment No. 3 to Security Documents, dated as of
           February 11, 1999, by and among the Company, its subsidiaries and BankBoston, N.A.

10.1   --  Stock Purchase Agreement, dated August 15, 1997, by and among the
           Company, Sam's and the shareholders of Sam's, together with Amendment Nos. 1-6.(1)

10.2   --  Form of Unsecured Subordinated Promissory Notes -- Sam's.(1)

10.3   --  Form of Unsecured Convertible Promissory Notes -- Sam's.(1)

10.4   --  Form of Unsecured Contingent Convertible Subordinated Promissory
           Notes -- Sam's.(1)

10.5   --  Agreement, dated September 22, 1997, between the Company and Gary
           L. Gabriel.(1)

10.6   --  Asset Purchase Agreement, dated December 8, 1997, by and among
           NationsRent of Ohio, Inc., R&R Rental, Inc. ("R&R") and the sole shareholder of R&R, together with an Amendment dated December 10, 1997.(1)

10.7   --  Form of Unsecured Subordinated Promissory Note -- R&R.(1)

10.8   --  Asset Purchase Agreement, dated December 8, 1997, as amended, among NationsRent of Indiana, Inc. and C&E Rental and Service, Inc. ("C&E"), together with an Amendment dated December 23, 1997.(1)

10.9   --  Form of Unsecured Convertible Subordinated Promissory Note --
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

10.32  --  Amended and Restated Purchase Agreement, dated as of September 9,
           1998, by and among NationsRent, Inc., Ray L. O'Neal, Inc., Arenco, L.L.C., Don R. O'Neal, Elizabeth M. O'Neal and the O'Neal Revocable Trust dated December 29, 1987.(5)

10.33  --  Unsecured Convertible Subordinated Promissory Note, dated as of
           October 23, 1998, from the Company to Ray L. O'Neal, Inc.(5)

27.1*  --  Financial Data Schedule (for SEC use only).

-------------

* Filed herewith

(1) Incorporated by reference to the Company's Registration Statement on Form S-1, as amended, Commission File No. 333-56233.
(2) Incorporated by reference to the Company's Quarterly Report on Form
    10-Q for the period ended June 30, 1998.
(3) Included in Exhibit 4.4 hereto as Exhibit A.2.
(4) Incorporated by reference to the Company's Quarterly Report on Form
    10-Q for the period ended September 30, 1998.
(5) Incorporated by reference to the Company's Current Report on Form 8-K filed on November 9, 1998.
(6) Incorporated by reference to the Company's Registration Statement on Form S-4, Commission File No. 333-69691.
(7) Incorporated by reference to the Company's Current Report on Form 8-K filed on April 8, 1999.

(b)      Reports on Form 8-K

         We filed a Current Report on Form 8-K/A on January 6, 1999 to include historical and pro forma financial statements relating to the Company's acquisition of Ray L. O'Neal, Inc. and Arenco, L.L.C.

         We filed a Current Report on Form 8-K dated January 27, 1999 relating to the execution of the Agreement and Plan of Merger, dated as of January 20, 1999, between the Company and Rental Service Corporation.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                       NATIONSRENT, INC.

Date: May 17, 1999     By  /s/ James L. Kirk
                           ----------------------------------------------------
                           James L. Kirk
                           Chairman of the Board and
                           Chief Executive Officer
                           (Duly Authorized Officer)



Date: May 17, 1999     By  /s/ Gene J. Ostrow
                           ----------------------------------------------------
                           Gene J. Ostrow
                           Executive Vice President and Chief Financial Officer
                           (Principal Financial Officer)



Date: May 17, 1999     By  /s/ Kris E. Hansel
                           ----------------------------------------------------
                           Kris E. Hansel
                           Vice President and Controller
                           (Principal Accounting Officer)

================================================================================




                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



                                   ----------


                                   EXHIBITS TO
                                    FORM 10-Q
                                 MARCH 31, 1999


                                   ----------






                                NATIONSRENT, INC.






================================================================================

                                  EXHIBIT INDEX



EXHIBIT
NUMBER                       DESCRIPTION
------                       -----------

2.1    --  Agreement and Plan of Merger, dated as of January 20, 1999, between the Company and Rental Service Corporation.(7)

2.2    --  Stock Option Agreement, dated as of January 20, 1999, between the
           Company and Rental Service Corporation.(7)

2.3    --  Stock Option Agreement, dated as of January 20, 1999, between Rental
           Service Corporation and the Company.(7)

2.4    --  Voting Agreement, dated as of January 20, 1999, between Kirk
           Holdings Limited Partnership, H. Family Investments, Inc. and Huizenga Investments Limited Partnership, as shareholders, and Rental Service Corporation.(7)

3.1    --  Amended and Restated Certificate of Incorporation of the Company.(2)

3.2    --  Amended and Restated By-Laws of the Company.(1)

4.1    --  Unregistered 10 3/8% Global Senior Subordinated Note due 2008.(6)

4.2    --  Registered 10 3/8% Senior Subordinated Notes due 2008.(3)

4.3    --  Senior Subordinated Guarantee dated December 11, 1998 of the
           Guarantors.(6)

4.4    --  Indenture, dated December 11, 1998, by and among Company, the
           Guarantors and The Bank of New York.(6)

4.5    --  Registration Rights Agreement, dated December 11, 1998, by and among the Company, the Guarantors and the Initial Purchasers as defined therein.(6)

4.6*   --  Third Amended and Restated Revolving Credit and Term Loan Agreement,
           dated as of February 11, 1999, by and among the Company, its subsidiaries, BankBoston, N.A., LaSalle National Bank, Fleet Bank, N.A., NationsBank, N.A., and other lending institutions named therein

4.7*   --  First Amendment to Third Amended and Restated Revolving Credit and
           Term Loan Agreement, dated March 24, 1999, by and among the Company, its subsidiaries, BankBoston, N.A., LaSalle National Bank, Fleet Bank, N.A., NationsBank, N.A., and other lending institutions named therein

4.8    --  Security Agreement, dated as of March 18, 1998, between the Company and BankBoston, N.A.(1)

4.9    --  Omnibus Amendment to Security Documents, dated as of June 29, 1998, among the Company, its subsidiaries and BankBoston, N.A.(1)

4.10   --  Omnibus Amendment No. 2 to Security Documents, dated as of
           September 24, 1998, among the Company, its subsidiaries and BankBoston, N.A.(4)

4.11*  --  Omnibus Amendment No. 3 to Security Documents, dated as of
           February 11, 1999, by and among the Company, its subsidiaries and BankBoston, N.A.

10.1   --  Stock Purchase Agreement, dated August 15, 1997, by and among the
           Company, Sam's and the shareholders of Sam's, together with Amendment Nos. 1-6.(1)

10.2   --  Form of Unsecured Subordinated Promissory Notes -- Sam's.(1)

10.3   --  Form of Unsecured Convertible Promissory Notes -- Sam's.(1)

10.4   --  Form of Unsecured Contingent Convertible Subordinated Promissory
           Notes -- Sam's.(1)

10.5   --  Agreement, dated September 22, 1997, between the Company and Gary
           L. Gabriel.(1)

10.6   --  Asset Purchase Agreement, dated December 8, 1997, by and among
           NationsRent of Ohio, Inc., R&R Rental, Inc. ("R&R") and the sole shareholder of R&R, together with an Amendment dated December 10, 1997.(1)

10.7   --  Form of Unsecured Subordinated Promissory Note -- R&R.(1)

10.8   --  Asset Purchase Agreement, dated December 8, 1997, as amended, among NationsRent of Indiana, Inc. and C&E Rental and Service, Inc. ("C&E"), together with an Amendment dated December 23, 1997.(1)

10.9   --  Form of Unsecured Convertible Subordinated Promissory Note --
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

10.32  --  Amended and Restated Purchase Agreement, dated as of September 9,
           1998, by and among NationsRent, Inc., Ray L. O'Neal, Inc., Arenco, L.L.C., Don R. O'Neal, Elizabeth M. O'Neal and the O'Neal Revocable Trust dated December 29, 1987.(5)

10.33  --  Unsecured Convertible Subordinated Promissory Note, dated as of
           October 23, 1998, from the Company to Ray L. O'Neal, Inc.(5)

27.1*  --  Financial Data Schedule (for SEC use only).

----------------------
* Filed herewith

(1) Incorporated by reference to the Company's Registration Statement on Form S-1, as amended, Commission File No. 333-56233.
(2) Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the period ended June 30, 1998.
(3)  Included in Exhibit 4.4 hereto as Exhibit A.2.
(4) Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the period ended September 30, 1998.
(5) Incorporated by reference to the Company's Current Report on Form 8-K filed on November 9, 1998.
(6) Incorporated by reference to the Company's Registration Statement on Form S-4, Commission File No. 333-69691.
(7) Incorporated by reference to the Company's Current Report on Form 8-K filed on April 8, 1999.