Form 10-K405/A
period 1998-12-31
NATIONSRENT INC
filed 1999-05-28
CIK 1062515

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                           -------------------------

                                  FORM 10-K/A
                       FOR ANNUAL AND TRANSITION REPORTS
                    PURSUANT TO SECTIONS 13 OR 15(d) OF THE
                      SECURITIES AND EXCHANGE ACT OF 1934

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

                      DOCUMENTS INCORPORATED BY REFERENCE

     Part III None.

     Part IV Portions of previously filed reports and registration statements.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                EXPLANATORY NOTE

     NationsRent, Inc. (the "Company") is filing this Amendment No. 1 to Annual Report on Form 10-K to amend and restate "Item 8. Financial Statements and Supplementary Data," primarily to include audited financial statements of Gabriel Trailer Manufacturing Company, Inc. (the Company's predecessor) as of March 31, 1997 and August 31, 1997 and for the years ended March 31, 1996 and 1997 and the period from April 1, 1997 to August 31, 1997, and to file the applicable consent of Arthur Andersen LLP as an exhibit hereto.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                         INDEX TO FINANCIAL STATEMENTS

                                                              PAGE
                                                              ----
THE REGISTRANT
Report of Independent Certified Public Accountants..........     1
Consolidated Balance Sheets at December 31, 1998 and 1997...     2
Consolidated Statements of Income for the year ended
  December 31, 1998 and the period from August 14, 1997
  (inception) to December 31, 1997..........................     3
Consolidated Statement of Stockholders' Equity..............     4
Consolidated Statements of Cash Flows for the year ended
  December 31, 1998 and the period from August 14, 1997
  (inception) to December 31, 1997..........................     5
Notes to Consolidated Financial Statements..................     6

THE PREDECESSOR COMPANY
GABRIEL TRAILER MANUFACTURING COMPANY, INC.
Report of Independent Certified Public Accountants..........    21
Consolidated Balance Sheets as of March 31, 1997 and August
  31, 1997..................................................    22
Consolidated Statements of Income for the year ended March
  31, 1997 and the period from April 1, 1997 to August 31,
  1997......................................................    23
Consolidated Statements of Stockholders' Equity for the year ended March 31, 1997 and the period from April 1, 1997 to
  August 31, 1997...........................................    24
Consolidated Statements of Cash Flows for the year ended
  March 31, 1997 and the period from April 1, 1997 to August
  31, 1997..................................................    25
Notes to Consolidated Financial Statements..................    26

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

ARTHUR ANDERSEN LLP

Fort Lauderdale, Florida,
February 19, 1999 (except with respect to the matter referred to in the first paragraph of Note 13, as to which the date is May 20, 1999).

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

                               NATIONSRENT, INC.

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                  COMMON STOCK
                                               -------------------   ADDITIONAL
                                               NUMBER OF              PAID-IN     RETAINED
                                                 SHARES     AMOUNT    CAPITAL     EARNINGS    TOTAL
                                               ----------   ------   ----------   --------   --------
Balance, August 14, 1997 (Inception).........          --    $ --    $      --    $    --    $     --
  Issuance of common stock (after giving
     effect to the stock split discussed in
     Note 1).................................  25,000,000     250       24,750         --      25,000
  Net income.................................          --      --           --      1,001       1,001
                                               ----------    ----    ---------    -------    --------
Balance, December 31, 1997...................  25,000,000     250       24,750      1,001      26,001
  Additional capital contributions of the
     Company's founders......................          --      --       23,400         --      23,400
  Proceeds from sale of common stock in a
     private placement.......................   5,118,694      51       27,549         --      27,600
  Proceeds from sale of common stock, less
     issuance cost of $9,605.................  13,000,000     130       94,265         --      94,395
  Issuance of common stock, options and
     warrants in connection with
     acquisitions............................   5,542,812      55       48,125         --      48,180
  Conversion of unsecured subordinated
     convertible promissory notes............   6,956,517      70       49,930         --      50,000
  Net income.................................          --      --           --     12,654      12,654
                                               ----------    ----    ---------    -------    --------
Balance, December 31, 1998...................  55,618,023    $556    $ 268,019    $13,655    $282,230
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

                               NATIONSRENT, INC.

     The following table sets forth the unaudited pro forma consolidated results of operations for the years ended December 31, 1998 and 1997 giving effect to the aforementioned acquisitions completed during 1998 and 1997 as if such acquisitions had occurred on January 1, 1997 (in thousands, except per share data):

                                                                  YEAR ENDED
                                                                 DECEMBER 31,
                                                              ------------------
                                                                1998      1997
                                                              --------  --------
Revenue.....................................................  $477,064  $406,493
Net income..................................................    21,249    12,654
Basic and diluted earnings per share........................      0.38      0.23

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
                                                                    ======         ======

13. SUBSEQUENT EVENTS

     On January 20, 1999, the Company entered into an Agreement and Plan of Merger (the "Merger Agreement") with Rental Service Corporation ("RSC"), a Delaware corporation, pursuant to which the Company was to be merged with and into RSC with RSC continuing as the surviving corporation to be named RSC NationsRent. On May 20, 1999, the Company entered into a Termination and Release Agreement (the "Termination Agreement"), with RSC, pursuant to which the Company and RSC have mutually agreed to terminate the Merger Agreement and to abandon the proposed merger between the parties. As part of the Termination Agreement, RSC paid the Company $6,000,000 as reimbursement of out-of-pocket costs and expenses incurred in connection with or relating to the Merger Agreement and the Termination Agreement and the performance of the Company's obligations thereunder through May 20, 1999. The Company expects to take a charge in the second quarter of 1999 related to expenses incurred in connection with the merger agreement, which will be partially offset by the $6,000,000 payment received from RSC.

     In February 1999, the Company amended its Credit Facility to increase the total aggregate commitment to $500,000,000. At that time the Term Loan was increased to $180,000,000 and the aggregate commitment under the Revolver was increased to $320,000,000.

     In February 1999, the Company completed an exchange offer to replace its privately issued Notes with publicly registered notes.

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To Gabriel Trailer Manufacturing Company, Inc.:

We have audited the accompanying consolidated balance sheets of Gabriel Trailer Manufacturing Company, Inc. and subsidiary (an Ohio corporation) as of March 31, 1997 and August 31, 1997, and the related consolidated statements of income, stockholders' equity and cash flows for the year ended March 31, 1997 and for the period from April 1, 1997 through August 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Gabriel Trailer Manufacturing Company, Inc. and subsidiary as of March 31, 1997 and August 31, 1997, and the results of their operations and their cash flows for the year ended March 31, 1997 and for the period from April 1, 1997 through August 31, 1997 in conformity with generally accepted accounting principles.

ARTHUR ANDERSEN LLP

Fort Lauderdale, Florida,
  May 8, 1998.

                  GABRIEL TRAILER MANUFACTURING COMPANY, INC.

                          CONSOLIDATED BALANCE SHEETS

                                                               MARCH 31,     AUGUST 31,
                                                                 1997           1997
                                                              -----------    -----------
                                         ASSETS
Cash and cash equivalents...................................  $    17,186    $   149,742
Accounts receivable, net of allowances for doubtful accounts of $265,000 and $330,000 as of March 31, and August 31,
  1997, respectively........................................    2,044,590      3,335,663
Inventories.................................................      947,322        991,902
Due from affiliates.........................................    1,421,199      1,357,990
Rental equipment, net.......................................   21,788,980     21,885,967
Property, plant and equipment, net..........................    1,208,147      1,145,612
Other assets................................................      186,704        221,186
                                                              -----------    -----------
          Total assets......................................  $27,614,128    $29,088,062
                                                              ===========    ===========

                          LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES:
  Accounts payable..........................................  $ 1,739,231    $   422,591
  Accrued expenses and other liabilities....................    1,667,030      1,759,464
  Debt......................................................   16,100,269     16,558,863
  Income taxes payable......................................    1,491,129      1,423,026
  Deferred income taxes.....................................    2,149,565      3,156,458
                                                              -----------    -----------
          Total liabilities.................................   23,147,224     23,320,402
                                                              -----------    -----------
COMMITMENTS AND CONTINGENCIES (Notes 7, 8 and 10)
STOCKHOLDERS' EQUITY:
  Common stock -- no par value, 10,000 shares authorized,
     issued and outstanding.................................          500            500
  Retained earnings.........................................    4,466,404      5,767,160
                                                              -----------    -----------
          Total stockholders' equity........................    4,466,904      5,767,660
                                                              -----------    -----------
          Total liabilities and stockholders' equity........  $27,614,128    $29,088,062
                                                              ===========    ===========

  The accompanying notes to financial statements are an integral part of these balance sheets.

                  GABRIEL TRAILER MANUFACTURING COMPANY, INC.

                       CONSOLIDATED STATEMENTS OF INCOME

                                                                                         FOR THE
                                                                                       PERIOD FROM
                                                                                      APRIL 1, 1997
                                                               FOR THE YEAR ENDED          TO
                                                                 MARCH 31, 1997      AUGUST 31, 1997
                                                               ------------------    ---------------
REVENUE:
  Equipment rentals........................................       $15,327,802          $8,514,810
  Sales of equipment, parts and supplies...................         4,177,194           1,204,708
                                                                  -----------          ----------
                                                                   19,504,996           9,719,518
COST OF REVENUE:
  Cost of equipment rentals, excluding depreciation........         6,029,585           2,192,790
  Rental equipment depreciation............................         3,465,293           1,847,567
  Cost of sales of equipment, parts and supplies...........         2,790,666             984,147
                                                                  -----------          ----------
                                                                   12,285,544           5,024,504
                                                                  -----------          ----------
          Gross profit.....................................         7,219,452           4,695,014
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES...............         3,563,930           1,683,311
NONRENTAL DEPRECIATION.....................................           237,905             114,993
                                                                  -----------          ----------
          Operating income.................................         3,417,617           2,896,710
                                                                  -----------          ----------
OTHER INCOME (EXPENSE):
  Interest expense.........................................          (866,284)           (580,107)
  Interest income..........................................            15,941              15,710
  Other, net...............................................           187,044             (77,597)
                                                                  -----------          ----------
          Total other income (expense), net................          (663,299)           (641,994)
                                                                  -----------          ----------
          Income before provision for income taxes.........         2,754,318           2,254,716
PROVISION FOR INCOME TAXES.................................         1,127,416             938,790
                                                                  -----------          ----------
NET INCOME.................................................       $ 1,626,902          $1,315,926
                                                                  ===========          ==========

  The accompanying notes to financial statements are an integral part of these statements.

                  GABRIEL TRAILER MANUFACTURING COMPANY, INC.

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                               COMMON STOCK
                                            ------------------
                                            NUMBER OF            TREASURY     RETAINED
                                             SHARES     AMOUNT     STOCK      EARNINGS      TOTAL
                                            ---------   ------   ---------   ----------   ----------
BALANCE, March 31, 1996...................   10,000       500           --    2,839,502    2,840,002
  Net income..............................       --        --           --    1,626,902    1,626,902
                                             ------      ----    ---------   ----------   ----------
BALANCE, March 31, 1997...................   10,000       500           --    4,466,404    4,466,904
  Distribution............................       --        --           --      (15,170)     (15,170)
  Net income..............................       --        --           --    1,315,926    1,315,926
                                             ------      ----    ---------   ----------   ----------
BALANCE, August 31, 1997..................   10,000      $500    $      --   $5,767,160   $5,767,660
                                             ======      ====    =========   ==========   ==========

  The accompanying notes to financial statements are an integral part of these consolidated statements.

                  GABRIEL TRAILER MANUFACTURING COMPANY, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                         FOR THE
                                                                                       PERIOD FROM
                                                                                      APRIL 1, 1997
                                                                FOR THE YEAR ENDED    TO AUGUST 31,
                                                                  MARCH 31, 1997          1997
                                                                ------------------    -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income................................................    $        1,626,902     $ 1,315,926
  Adjustments to reconcile net income to net cash provided
     by operating activities --
     Depreciation...........................................             3,703,200       1,962,560
     (Gain) loss on sale of assets..........................               (68,548)         84,020
     Deferred income taxes..................................               809,283       1,006,893
     Changes in operating assets and liabilities:
       Accounts receivable..................................              (688,006)     (1,291,073)
       Inventories..........................................              (187,075)        (44,580)
       Other assets.........................................                 8,601         (93,296)
       Accounts payable.....................................               777,122      (1,316,640)
       Accrued expenses and other liabilities...............               503,630          92,434
       Income taxes payable.................................               318,133         (68,103)
                                                                ------------------     -----------
          Net cash provided by operating activities.........             6,803,242       1,648,141
                                                                ------------------     -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property and equipment.......................              (516,029)        (63,792)
  Proceeds from sale of property and equipment..............                17,560           8,733
  Purchases of rental equipment.............................            (8,101,137)     (1,775,155)
  Proceeds from sale of rental equipment....................             1,326,510         136,685
                                                                ------------------     -----------
          Net cash used in investing activities.............            (7,273,096)     (1,693,529)
                                                                ------------------     -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from debt........................................            17,922,405       4,843,858
  Repayments of debt........................................           (14,417,413)     (3,651,766)
  Payments of equipment financings..........................            (1,928,097)     (1,045,871)
  (Advances to) repayments from affiliates, net.............            (1,094,105)         31,723
                                                                ------------------     -----------
          Net cash provided by financing activities.........               482,790         177,944
                                                                ------------------     -----------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS........                12,936         132,556
CASH AND CASH EQUIVALENTS, beginning of period..............                 4,250          17,186
                                                                ------------------     -----------
CASH AND CASH EQUIVALENTS, end of period....................    $           17,186     $   149,742
                                                                ==================     ===========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid for interest....................................    $          821,349     $   546,085
                                                                ==================     ===========
SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING
  ACTIVITIES:
  Equipment financing.......................................    $        4,637,084     $   387,503
                                                                ==================     ===========
  Property dividends........................................    $               --     $    15,170
                                                                ==================     ===========

  The accompanying notes to financial statements are an integral part of these consolidated statements.

                  GABRIEL TRAILER MANUFACTURING COMPANY, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                       MARCH 31, 1997 AND AUGUST 31, 1997

1. ORGANIZATION AND BASIS OF PRESENTATION:

     Gabriel Trailer Manufacturing Company, Inc. ("Gabriel") (together with its subsidiary, the "Company") was incorporated in March 1970 to manufacture, buy, sell and deal in trailer equipment, other related equipment and parts and accessories. Gabriel's wholly-owned subsidiary, Sam's Equipment Rental, Inc. was formed for the purpose of renting and leasing construction related equipment. The Company currently rents a broad array of equipment to a diverse customer base including construction industry participants, industrial companies, homeowners and others. The Company also engages in related activities such as selling used equipment, acting as a distributor for certain new and used equipment, and selling related merchandise and parts. The nature of the Company's business is such that short-term obligations are typically met by cash flow generated from long-term assets. Consequently, consistent with industry practice, the accompanying balance sheets are presented on an unclassified basis.

     The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary. All significant intercompany accounts and transactions have been eliminated.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

  Cash equivalents

     The Company considers all highly liquid instruments with an original maturity of three months or less when purchased to be cash equivalents. At March 31, 1997 and August 31, 1997, the Company had no cash equivalents.

  Inventories

     Inventories consist of equipment, tools, parts, fuel and related rental equipment supplies and accessories. Inventories are stated at the lower of cost or market.

  Rental equipment

     Rental equipment is recorded at cost and depreciated over the estimated useful lives of the equipment using the straight-line method. The range of useful lives estimated by management for rental equipment is five to seven years. Ordinary maintenance and repair costs are charged to operations as incurred.

  Revenue recognition

     Revenue related to the sale of equipment, parts and supplies is recognized at the point of sale. Revenue related to the rental of equipment is recognized over the contract term.

  Property, plant and equipment

     Property, plant and equipment is recorded at cost and depreciated over the estimated useful life using the straight-line method. The range of useful lives estimated by management for property, plant and equipment is three to forty years. Ordinary maintenance and repair costs are charged to operations as incurred.

  Impairment of long-lived assets

     The Company periodically reviews its valuation for long-lived assets used in operations when indicators of impairment are present. If the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount, the Company records impairment as required under generally accepted accounting principles. No such impairment losses were incurred for the periods presented.

                  GABRIEL TRAILER MANUFACTURING COMPANY, INC.

  Fair value of financial instruments

     The carrying amounts reported in the accompanying consolidated balance sheets for cash and cash equivalents, accounts receivable, accounts payable, accrued expenses and other liabilities approximate fair value as of March 31, 1997 and August 31, 1997.

  Income taxes

     The Company follows Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes," which requires, among other things, recognition of future tax effects measured at enacted rates attributable to deductible temporary differences between financial statement and income tax bases of assets and liabilities to the extent that realization of said effects is more likely than not.

  Use of estimates

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts in the financial statements and accompanying notes. Actual results could differ from those estimates.

  Concentrations of credit risk

     Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash investments and accounts receivable. The Company maintains cash and cash equivalents with high quality financial institutions. Concentrations of credit risk with respect to accounts receivable are limited because a large number of diverse customers make up the Company's customer base. No single customer represents greater than 10% of total accounts receivable. The Company controls credit risk through credit approvals, credit limits and monitoring procedures.

3. RENTAL EQUIPMENT:

     Rental equipment and related accumulated depreciation consist of the following:

                                                             MARCH 31,     AUGUST 31,
                                                               1997           1997
                                                            -----------    -----------
Rental equipment..........................................  $28,790,435    $30,641,146
Less -- accumulated depreciation..........................    7,001,455      8,755,179
                                                            -----------    -----------
     Rental equipment, net................................  $21,788,980    $21,885,967
                                                            ===========    ===========

4. PROPERTY, PLANT AND EQUIPMENT:

     Property, plant and equipment consists of the following:

                                                             MARCH 31,     AUGUST 31,
                                                               1997           1997
                                                            -----------    -----------
Land......................................................  $    49,863    $    49,863
Building..................................................      757,816        757,816
Furniture and fixtures....................................      355,131        339,593
Vehicles..................................................    1,134,204      1,113,193
                                                            -----------    -----------
                                                              2,297,014      2,260,465
Less -- accumulated depreciation..........................   (1,088,867)    (1,114,853)
                                                            -----------    -----------
          Property, plant and equipment, net..............  $ 1,208,147    $ 1,145,612
                                                            ===========    ===========

                  GABRIEL TRAILER MANUFACTURING COMPANY, INC.

5. ACCRUED EXPENSES AND OTHER LIABILITIES:

     Accrued expenses and other liabilities consists of the following:

                                                              MARCH 31,     AUGUST 31,
                                                                 1997          1997
                                                              ----------    ----------
Personal property taxes.....................................  $1,044,423    $1,172,905
Payroll-related.............................................     231,274       188,246
Tax penalties and interest..................................     248,000       248,000
Other.......................................................     143,333       150,313
                                                              ----------    ----------
          Accrued expenses and other liabilities............  $1,667,030    $1,759,464
                                                              ==========    ==========

6. DEBT:

     Debt consists of the following:

                                                             MARCH 31,     AUGUST 31,
                                                               1997           1997
                                                            -----------    -----------
  Lines of credit, with borrowings up to $6.3 million,
     secured by substantially all of the Company's assets,
     interest ranging from 8.25% to 8.50%, payable in
     monthly installments through September 1997..........  $ 4,091,315    $ 5,497,095
  Revolving term loans, secured by substantially all of
     the Company's assets, interest ranging from 8.25% to
     8.90%, payable in monthly installments through
     January 2000.........................................    6,444,444      6,233,334
  Equipment notes, secured by rental equipment, interest
     ranging from 6.90% to 9.00%, payable in monthly
     installments through June 2000.......................    5,312,900      4,656,172
  Mortgages payable, secured by real estate, interest
     ranging from 6.75% to 9.50%, payable in monthly
     installments through August 2005.....................      161,798        113,936
  Note payable to related party, secured by life insurance
     policy on officer, interest at 8.25%, payable in
     monthly installments through August 1998.............       89,812         58,326
                                                            -----------    -----------
          Total debt......................................  $16,100,269    $16,558,863
                                                            ===========    ===========

     Maturities of the Company's debt at August 31, 1997, for the years ended August 31, are as follows:

1998........................................................  $14,155,433
1999........................................................    1,677,753
2000........................................................      636,277
2001........................................................        9,853
2002........................................................       10,831
Thereafter..................................................       68,716
                                                              -----------
                                                              $16,558,863
                                                              ===========

                  GABRIEL TRAILER MANUFACTURING COMPANY, INC.

7. INCOME TAXES:

     The provision for Federal and state income taxes is as follows:

                                                                                  FOR THE
                                                                                PERIOD FROM
                                                                               APRIL 1, 1997
                                                         FOR THE YEAR ENDED    TO AUGUST 31,
                                                           MARCH 31, 1997          1997
                                                         ------------------    -------------
Current..............................................    $          318,133     $  (68,103)
Deferred.............................................               809,283      1,006,893
                                                         ------------------     ----------
                                                         $        1,127,416     $  938,790
                                                         ==================     ==========
Federal..............................................    $          885,481     $  737,333
State................................................               241,935        201,457
                                                         ------------------     ----------
                                                         $        1,127,416     $  938,790
                                                         ==================     ==========

     A reconciliation of the difference between the expected provision for income taxes using the statutory Federal income tax rate of 34% and the Company's actual provision is as follows:

                                                                                  FOR THE
                                                                                PERIOD FROM
                                                                               APRIL 1, 1997
                                                         FOR THE YEAR ENDED    TO AUGUST 31,
                                                           MARCH 31, 1997          1997
                                                         ------------------    -------------
Provision at the statutory tax rate..................    $          936,468      $766,603
State income taxes...................................               159,677       132,962
Nondeductible expenses...............................                31,271        39,225
                                                         ------------------      --------
                                                         $        1,127,416      $938,790
                                                         ==================      ========

     Deferred income taxes arise primarily due to temporary differences in recognizing certain revenues and expenses for tax purposes and the use of accelerated depreciation for tax purposes. The components of the deferred income tax liabilities are as follows:

                                                              MARCH 31,     AUGUST 31,
                                                                 1997          1997
                                                              ----------    ----------
Depreciation of property and equipment and rental
  equipment.................................................  $2,211,443    $2,708,783
Accrued liabilities.........................................    (871,739)     (349,825)
Accounts receivable.........................................     809,861      (118,830)
Section 481 cash to accrual election change.................          --       916,330
                                                              ----------    ----------
  Deferred income tax liability.............................  $2,149,565    $3,156,458
                                                              ==========    ==========

     The Company's income tax returns and related payments for the years ended March 31, 1995, 1996 and 1997 were not filed on a timely basis. It is not possible to predict the ultimate outcome of the Company's penalties for failure to file, and pay on a timely basis and underpayment. The Company has estimated an approximate liability of $175,000, which is included in accrued expenses and other liabilities.

8. COMMITMENTS AND CONTINGENCIES:

  Operating Leases

     The Company leases rental equipment, real estate and certain office equipment under operating leases. Certain real estate leases require the Company to pay maintenance, insurance, taxes and certain other expenses in addition to the stated rentals. The leases cover several operating locations and expire at various dates through September 2002. Future minimum lease payments to related and unrelated third parties, by

                  GABRIEL TRAILER MANUFACTURING COMPANY, INC.

year and in the aggregate, at August 31, 1997 for noncancelable operating leases with initial or remaining terms of one year or more are as follows:

                                                  RELATED PARTY     OTHER        TOTAL
                                                  -------------    --------    ----------
1998............................................   $  480,000      $328,322    $  808,322
1999............................................      368,000       228,866       596,866
2000............................................      256,000        67,821       323,821
2001............................................      192,000            --       192,000
2002............................................        8,000            --         8,000
                                                   ----------      --------    ----------
          Total                                    $1,304,000      $625,009    $1,929,009
                                                   ==========      ========    ==========

     Rent expense under noncancelable operating leases for the year ended March 31, 1997 and the period from April 1, 1997 through August 31, 1997 is $1,098,234 and $423,798, respectively. Included in total rent expense is rent to a related party of approximately $357,000 and $200,000 for the year ended March 31, 1997 and the period from April 1, 1997 through August 31, 1997, respectively.

  Litigation, Claims and Assessments

     From time to time, the Company may be engaged in routine litigation and disputes incidental to its business. The Company does not believe that the ultimate resolution of any of these matters will have a material adverse effect on the accompanying financial statements.

9. EMPLOYEE BENEFIT PLAN:

     The Company has a 401(k) defined contribution profit-sharing plan under which employees having worked a minimum of twelve months are eligible to participate. Employer contributions, which are discretionary and depend on the Company's profitability, were approximately $70,100 and $47,700 for the year ended March 31, 1997 and for the period from April 1, 1997 through August 31, 1997, respectively.

10. SUBSEQUENT EVENT:

     Effective September 1, 1997, all of the outstanding stock of the Company was purchased by NationsRent, Inc., an unrelated third party, in exchange for cash and debt.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     (a) Exhibits and Financial Statement Schedules

        (1) Financial Statements of the Company are set forth in Part II,
            Item 8.

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

        (3) Exhibits -- (see Index to Exhibits included elsewhere herein.)

     (b) Reports on Form 8-K

     We filed a Current Report on Form 8-K on November 9, 1998 relating to the acquisition of Ray L. O'Neal, Inc. and Arenco, L.L.C.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment No. 1 to Annual Report to Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.


[S]                                       [C]
May 28, 1999                              NATIONSRENT, INC.


                                          By:       /s/ JAMES L. KIRK
                                            ------------------------------------
                                            James L. Kirk, Chairman of the Board
                                              and Chief Executive Officer


                      SIGNATURE                                   TITLE                      DATE
                      ---------                                   -----                      ----
                                                       Chairman of the Board and               May 28, 1999
                  /s/ James L. Kirk                    Chief Executive Officer
-----------------------------------------------------  (Principal Executive
                    James L. Kirk                      Officer)

                                                       Executive Vice President                May 28, 1999
                 /s/ Gene J. Ostrow                    and Chief Financial Officer
-----------------------------------------------------  (Principal Financial
                   Gene J. Ostrow                      Officer)

                 /s/ Kris E. Hansel                    Vice President and                      May 28, 1999
-----------------------------------------------------  Controller (Principal
                   Kris E. Hansel                      Accounting Officer)

                /s/ H. Wayne Huizenga
-----------------------------------------------------
                  H. Wayne Huizenga                    Director                                May 28, 1999

                /s/ Harris W. Hudson
-----------------------------------------------------
                  Harris W. Hudson                     Director                                May 28, 1999

                 /s/ Gary L. Gabriel
-----------------------------------------------------
                   Gary L. Gabriel                     Director                                May 28, 1999

               /s/ Thomas H. Bruinooge
-----------------------------------------------------
                 Thomas H. Bruinooge                   Director                                May 28, 1999

                                 EXHIBIT INDEX

EXHIBIT
NUMBER         DESCRIPTION
-------        -----------
23.1           Consent of Arthur Andersen LLP