Form 10-Q
period 1999-06-30
NATIONSRENT INC
filed 1999-08-16
CIK 1062515

================================================================================


                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 ---------------

                                    FORM 10-Q

                                   (MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1999

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      FOR THE TRANSITION PERIOD FROM ____________ TO ____________.


                                 ---------------

                        COMMISSION FILE NUMBER 001-14299

                                 ---------------

                                NATIONSRENT, INC.
             (Exact name of registrant as specified in its charter)

                 DELAWARE                                   31-1570069
      (State or other Jurisdiction of                    (I.R.S. Employer
      Incorporation or Organization)                    Identification No.)

        450 EAST LAS OLAS BLVD.,
           FORT LAUDERDALE, FL                                 33301
(Address of principal executive offices)                     (Zip Code)


                                 (954) 760-6550
              (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

The number of shares of Common Stock, par value $0.01 per share, outstanding on August 11, 1999 was 56,453,781.



================================================================================

                                NATIONSRENT, INC.

                            INDEX TO QUARTERLY REPORT

                                  ON FORM 10-Q

                       FOR THE QUARTER ENDED JUNE 30, 1999


                                                                                     Page
                                                                                    Number
                                                                                    ------
                                     PART I
                              FINANCIAL INFORMATION

Item 1.  Financial Statements

  Consolidated Balance Sheets as of June 30, 1999 and December 31, 1998 ......      1

  Unaudited Consolidated Statements of Income for the Three Months and Six
     Months Ended June 30, 1999 and 1998 .....................................      2

  Unaudited Consolidated Statements of Cash Flows for the Six Months
     Ended June 30, 1999 and 1998 ............................................      3

  Notes to Unaudited Consolidated Financial Statements .......................      4

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations .................................      8

                                     PART II
                                OTHER INFORMATION

Item 1.  Legal Proceedings ...................................................     15

Item 2.  Changes in Securities and Use of Proceeds ...........................     15

Item 6.  Exhibits and Reports on Form 8-K ....................................     16

Signatures ...................................................................     18



                         PART I -- FINANCIAL INFORMATION

Item 1. Financial Statements

                                NATIONSRENT, INC.
                          CONSOLIDATED BALANCE SHEETS
                        (In Thousands, Except Share Data)


                                                                          June 30,       December 31,
                                                                            1999            1998
                                                                         ----------      ----------
                                                                        (Unaudited)
                                     ASSETS

Cash and cash equivalents .........................................      $    9,953      $   10,597
Accounts receivable, net ..........................................          83,490          72,951
Inventories .......................................................          27,811          23,147
Prepaid expenses and other assets .................................          32,121          24,451
Rental equipment, net .............................................         425,574         382,573
Property and equipment, net .......................................          56,750          37,839
Intangible assets related to acquired businesses, net .............         536,702         524,254
                                                                         ----------      ----------
          Total Assets ............................................      $1,172,401      $1,075,812
                                                                         ==========      ==========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
  Accounts payable ................................................      $   40,268      $   68,177
  Accrued compensation and related taxes ..........................           5,702           4,901
  Accrued expenses and other liabilities ..........................          30,617          32,970
  Debt ............................................................         787,036         678,035
  Income taxes payable ............................................             593           3,115
  Deferred income taxes ...........................................          11,803           6,384
                                                                         ----------      ----------
          Total liabilities .......................................         876,019         793,582
                                                                         ----------      ----------
Commitments and Contingencies

Stockholders' Equity:
  Preferred stock -- $0.01 par value, 5,000,000 shares
     authorized, no shares issued and outstanding .................              --              --
  Common stock-- $0.01 par value, 250,000,000 shares
     authorized, 56,453,781 shares and 55,618,023 shares
     issued and outstanding at June 30, 1999 and December 31,
     1998, respectively ...........................................             564             556
  Additional paid-in capital ......................................         273,189         268,019
  Retained earnings ...............................................          22,629          13,655
                                                                         ----------      ----------
          Total stockholders' equity ..............................         296,382         282,230
                                                                         ----------      ----------
          Total Liabilities and Stockholders' Equity ..............      $1,172,401      $1,075,812
                                                                         ==========      ==========



              The accompanying notes are an integral part of these
                       consolidated financial statements.

                                NATIONSRENT, INC.
                   UNAUDITED CONSOLIDATED STATEMENTS OF INCOME
                      (In Thousands, Except Per Share Data)

                                                                               Three Months Ended         Six Months Ended
                                                                                     June 30,                   June 30,
                                                                              --------------------       -------------------
                                                                                1999        1998            1999       1998
                                                                              --------    --------       ---------   -------
Revenue:
  Equipment rentals ....................................................      $ 96,928    $ 18,108       $ 172,028   $24,019
  Sales of equipment, merchandise, service, parts and supplies .........        33,381      17,251          60,596    20,379
                                                                              --------    --------       ---------   -------
          Total revenue ................................................       130,309      35,359         232,624    44,398
                                                                              --------    --------       ---------   -------
Cost of revenue:
  Cost of equipment rentals, excluding depreciation ....................        37,521       6,823          66,833     9,484
  Rental equipment depreciation ........................................        13,383       4,042          25,008     5,118
  Cost of sales of equipment, merchandise, service, parts and supplies .        22,465      12,226          40,631    14,479
                                                                              --------    --------       ---------   -------
          Total cost of revenue ........................................        73,369      23,091         132,472    29,081
                                                                              --------    --------       ---------   -------
Gross profit ...........................................................        56,940      12,268         100,152    15,317
Operating expenses:
  Selling, general and administrative expenses .........................        24,489       7,093          43,496     8,852
  Expenses related to abandoned merger, net ............................         3,932          --           3,932        --
  Non-rental equipment depreciation and amortization ...................         4,985         621           9,550     1,066
                                                                              --------    --------       ---------   -------
Operating income .......................................................        23,534       4,554          43,174     5,399
                                                                              --------    --------       ---------   -------
Other (income)/expense:
  Interest expense, net ................................................        15,986       2,614          30,432     3,401
  Other, net ...........................................................          (413)       (130)         (2,598)     (232)
                                                                              --------    --------       ---------   -------
                                                                                15,573       2,484          27,834     3,169
                                                                              --------    --------       ---------   -------
Income before provision for income taxes ...............................         7,961       2,070          15,340     2,230
  Provision for income taxes ...........................................         3,304         870           6,366       937
                                                                              --------    --------       ---------   -------
Net income .............................................................      $  4,657    $  1,200       $   8,974   $ 1,293
                                                                              ========    ========       =========   =======
Net income per share-- basic and diluted ...............................      $   0.08    $   0.04       $    0.16   $  0.05
                                                                              ========    ========       =========   =======
Weighted average common shares outstanding:
  Basic ................................................................        55,759      26,726          55,733    25,820
                                                                              ========    ========       =========   =======
  Diluted ..............................................................        64,768      29,711          64,714    28,018
                                                                              ========    ========       =========   =======



                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                                NATIONSRENT, INC.
                 UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In Thousands)

                                                                                   Six Months Ended
                                                                                       June 30,
                                                                              -------------------------
                                                                                 1999           1998
                                                                              ---------       ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income .............................................................      $   8,974       $   1,293
Adjustments to reconcile net income to net cash (used in)/provided by operating activities:
  Depreciation and amortization ........................................         35,417           6,184
  Gain on sale of rental equipment .....................................         (9,136)         (1,321)
  Gain on sale of lift truck dealership ................................         (1,818)             --
  Deferred income tax provision ........................................          6,089             795
  Changes in operating assets and liabilities:
          Accounts receivable ..........................................        (15,295)         (4,717)
          Inventories ..................................................         (8,402)            (52)
          Prepaid expenses and other assets ............................         (7,640)         (6,654)
          Accounts payable .............................................        (26,157)         15,246
          Accrued expenses and other liabilities .......................         (3,515)           (263)
          Income taxes payable .........................................         (2,600)         (1,308)
                                                                              ---------       ---------
          Net cash (used in)/provided by operating activities ..........        (24,083)          9,203
                                                                              ---------       ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Acquisition of business, net of cash acquired .......................        (14,916)        (75,732)
   Payment of contingent acquisition consideration .....................           (500)             --
   Proceeds from sale of lift truck dealership .........................         23,315              --
   Purchases of rental equipment .......................................        (92,551)        (42,692)
   Purchases of property and equipment .................................        (23,728)         (2,234)
   Proceeds from sale of rental equipment ..............................         29,348           5,685
                                                                              ---------       ---------
          Net cash used in investing activities ........................        (79,032)       (114,973)
                                                                              ---------       ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from issuance of common stock ..............................             --          27,600
   Capital contribution ................................................             --          23,400
   Proceeds from debt ..................................................        179,278         131,918
   Repayments of debt ..................................................        (74,862)        (75,472)
   Debt issuance costs .................................................         (1,945)             --
                                                                              ---------       ---------
          Net cash provided by financing activities ....................        102,471         107,446
                                                                              ---------       ---------
Net (decrease)/increase in cash and cash equivalents ...................           (644)          1,676
Cash and cash equivalents, beginning of period .........................         10,597           1,493
                                                                              ---------       ---------
Cash and cash equivalents, end of period ...............................      $   9,953       $   3,169
                                                                              =========       =========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
   Cash paid for interest ..............................................      $  35,574       $   2,050
                                                                              =========       =========
   Cash paid for income taxes ..........................................      $   5,348       $   1,520
                                                                              =========       =========

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
The Company acquired the net assets and assumed certain
   liabilities of certain businesses as follows:
   Total assets, net of cash acquired ..................................      $  24,358       $ 168,982
   Total liabilities assumed ...........................................         (2,267)        (64,491)
   Amount paid through the issuance of debt ............................         (7,175)        (28,759)
                                                                              ---------       ---------
          Net cash paid ................................................      $  14,916       $  75,732
                                                                              =========       =========




              The accompanying notes are an integral part of these
                       consolidated financial statements.

                                NATIONSRENT, INC.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                                  JUNE 30, 1999

NOTE 1 -- BASIS OF PRESENTATION

    The accompanying unaudited interim consolidated financial statements have been prepared by NationsRent, Inc. (the "Company") and reflect all adjustments of a normal recurring nature which are, in the opinion of management, necessary for a fair presentation of financial results for the three and six months ended June 30, 1999 and 1998, in accordance with generally accepted accounting principles for interim financial reporting and pursuant to Article 10 of Regulation S-X. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. For interim reporting purposes, advertising expenses are charged to earnings in proportion to the relationship that revenue for such period bears to estimated full year revenue and related advertising expenses. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. These unaudited interim consolidated financial statements should be read in conjunction with the consolidated financial statements for the period ended December 31, 1998 appearing in the Company's Annual Report on Form 10-K/A filed with the Securities and Exchange Commission. The results of operations for the three and six months ended June 30, 1999 are not necessarily indicative of the results which may be reported for the year ending December 31, 1999.

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

NOTE 2 -- ACQUISITIONS

    The Company made four acquisitions of equipment rental businesses during the six months ended June 30, 1999. The aggregate consideration for these acquisitions was $23,106,000 and consisted of (i) $15,931,000 of cash and (ii) $7,175,000 of subordinated convertible debt. The cash portion of the consideration was funded through borrowings under the Company's senior credit facility (the "Credit Facility"). In addition, the Company repaid or assumed outstanding indebtedness of the acquired companies in the aggregated amount of $1,980,000. These acquisitions have been accounted for using the purchase method and, accordingly, the acquired assets and assumed liabilities, including goodwill, have been recorded at their estimated fair values as of the date of acquisition. Purchase accounting values for these acquisitions have been assigned on a preliminary basis, and are subject to adjustment when final information as to the fair values of the net assets acquired is available. The Company is awaiting information from third-party appraisers as to the fair value of certain rental equipment acquired and the final determination of certain liabilities assumed. The Company does not believe the final assignment of the fair value of the net assets acquired will have a significant impact on future operating results. The operations of the acquired businesses have been included in the Company's consolidated statements of income since the date of acquisition.

    The following table sets forth the estimated fair value of the assets acquired and liabilities assumed for the aforementioned acquisition (in thousands):

          Assets, including cash .....      $ 7,587
          Goodwill ...................       17,786
          Liabilities ................        2,267

                                NATIONSRENT, INC.
        NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                  JUNE 30, 1999

    The following table sets forth the unaudited pro forma consolidated results of operations for the three and six months ended June 30, 1999 and 1998 giving effect to the acquisitions completed during 1999 and 1998 as if the acquisitions had occurred on January 1, 1998 (in thousands, except per share data):

                                                           Three Months Ended           Six Months Ended
                                                                 June 30,                   June 30,
                                                         ----------------------      ----------------------
                                                           1999          1998          1999           1998
                                                         --------      --------      --------      --------
          Revenue .................................      $130,932      $121,733      $235,643      $220,746
          Net income ..............................         4,698         5,491         9,086         7,333
          Basic and diluted earnings per share ....          0.08          0.10          0.16          0.13


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

    During the six months ended June 30, 1999, the Company paid consideration of $500,000 of cash and 78,973 shares of common stock to the former owners of a previously acquired business related to the achievement of certain operating results. The Company records amounts paid for contingent consideration as additional purchase price once they are incurred since the consideration is required regardless of the former owner's continued association with the Company.

NOTE 3 -- SEASONALITY

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

NOTE 4 -- EARNINGS PER SHARE

    The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share data):

                                                                                Three Months Ended        Six Months Ended
                                                                                      June 30,                 June 30,
                                                                               --------------------      --------------------
                                                                                 1999         1998         1999        1998
                                                                               -------      -------      -------      -------
          Numerator:
            Numerator for basic earnings per share-- net income .........      $ 4,657      $ 1,200      $ 8,974      $ 1,293
            Interest expense on convertible subordinated debt, net of
               income taxes .............................................          751          229        1,479          329
                                                                               -------      -------      -------      -------
            Numerator-- diluted earnings per share ......................      $ 5,408      $ 1,429      $10,453      $ 1,622
                                                                               =======      =======      =======      =======
          Denominator:
            Denominator for basic earnings per
               share-- weighted-average shares ..........................       55,759       26,726       55,733       25,820
            Effect of dilutive securities:
               Convertible subordinated debt ............................        8,840        2,803        8,748        2,073
               Employee stock options ...................................          169          182          233          125
                                                                               -------      -------      -------      -------
          Denominator for diluted earnings per share -- adjusted
            weighted-average shares .....................................       64,768       29,711       64,714       28,018
                                                                               =======      =======      =======      =======
          Basic and diluted earnings per share ..........................      $  0.08      $  0.04      $  0.16      $  0.05
                                                                               =======      =======      =======      =======


                                NATIONSRENT, INC.
        NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                  JUNE 30, 1999

NOTE 5 -- DEBT

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

NOTE 6 -- COMPREHENSIVE INCOME

    The objective of reporting comprehensive income is to disclose all changes in equity of an enterprise that result from transactions and other economic events in a period other than transactions with owners. The comprehensive income of the Company was equal to net income for all periods presented.

NOTE 7 -- NON-RECURRING ITEMS

    In January of 1999, the Company received net proceeds of $23,315,000 related to the sale of a lift truck dealership acquired as part of an acquisition made in April 1998. The carrying value of the tangible assets sold was $14,770,000 resulting in proceeds in excess of carrying value of $8,545,000. The Company recorded a pre-tax gain of $1,818,000 based on the increase in value of the dealership since the date of acquisition. The remaining $6,727,000 of proceeds in excess of carrying value was recorded as a reduction of goodwill. The Company continues to evaluate the carrying value of its goodwill for impairment in accordance with SFAS 121.

    In January 1999, the Company entered into an Agreement and Plan of Merger (the "Merger Agreement") with Rental Service Corporation ("RSC"), a Delaware corporation, pursuant to which the Company was to be merged with and into RSC with RSC continuing as the surviving corporation to be named RSC NationsRent. On May 20, 1999, the Company entered into a Termination and Release Agreement (the "Termination Agreement"), with RSC, pursuant to which the Company and RSC have mutually agreed to terminate the Merger Agreement and to abandon the proposed merger between the parties. As part of the Termination Agreement, RSC paid the Company $6,000,000 as reimbursement of out-of-pocket costs and expenses incurred in connection with or relating to the Merger Agreement and the Termination Agreement and the performance of the Company's obligations thereunder through the date of termination. The Company recorded a pre-tax charge of $3,932,000 in the second quarter of 1999 for the unreimbursed portion of expenses incurred related to the proposed merger.

NOTE 8 -- SUBSEQUENT EVENTS

    The Company has completed two acquisitions of rental equipment businesses since June 30, 1999 for aggregate consideration of $31,320,000. Such consideration consisted of an aggregate (i) $28,320,000 of cash and (ii) $3,000,000 of subordinated convertible debt. The cash portion of the consideration was funded through borrowings under the Credit Facility. In addition, the Company repaid or assumed outstanding indebtedness of the acquired companies in the aggregate amount of $22,005,000. Each of the acquisitions has been accounted for using the purchase method.

    In July 1999, the Company amended its Credit Facility to increase the total aggregate commitment to $800,000,000. At that time the Term Loan was increased to $300,000,000 and the aggregate commitment under the Revolver was increased to $500,000,000. The Revolver has a five-year term scheduled to expire in July 2004 and the Term Loan has a seven-year term scheduled to expire in July 2006. Borrowings under the Revolver bear interest at either the BankBoston base rate or, at the Company's option, the Eurodollar market rate plus a percentage ranging from 1.50% to 2.50%. The Term Loan bears interest at 3.00% over the Eurodollar market rate. The percentage over the Eurodollar market rate is based on the Company's financial performance as measured by the total funded debt ratio. The Credit Facility is secured by a security interest in substantially all of the assets of the Company. The Credit Facility also imposes, among other

                                NATIONSRENT, INC.
        NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                  JUNE 30, 1999

covenants, a tangible assets to senior debt covenant, a restriction on all of the Company's retained earnings including the declaration and payment of cash dividends, consent requirements on certain acquisitions and a restriction on the ratio of total funded debt to earnings before interest, income taxes, depreciation and amortization.

    In July 1999, the Company entered into a Preferred Stock Purchase Agreement with NR Holdings Limited and NR Investments Limited, affiliates of Investcorp, S.A., pursuant to which the Company agreed to sell 100,000 shares of its perpetual Series A Convertible Preferred Stock ("Preferred Stock") for an aggregate purchase price of $100,000,000. On July 20, 1999, pursuant to the Purchase Agreement, the Company sold 78,000 shares of Preferred Stock for an aggregate purchase price of $78,000,000. The proceeds of the initial closing were used to pay down amounts outstanding under the Credit Facility. The sale of the additional 22,000 shares of Preferred Stock, for an aggregate purchase price of $22,000,000, is subject to stockholder approval at a special meeting of the stockholders scheduled to be held within the next 30 to 60 days. Regardless of whether the stockholders approve the sale of the additional 22,000 shares of Preferred Stock, the first closing for the 78,000 shares of Preferred Stock will remain consummated. The 100,000 shares of Preferred Stock, when issued, will be convertible into approximately 14,286,000 shares of Common Stock, based on a liquidation preference of $1,000 per share of Preferred Stock and a conversion price of $7.00 per share of Common Stock. The holders of the Preferred Stock were granted certain demand and piggy-back registration rights with respect to the shares of the Company's Common Stock issuable upon conversion of the Preferred Stock, pursuant to a Registration Rights Agreement among the Company, NR Holdings Limited, NR Investments Limited and certain of the Company's stockholders. The terms of the Preferred Stock are set forth in the Certificate of Designation filed as an exhibit to this Quarterly Report on Form 10-Q along with the Preferred Stock Purchase Agreement and the Registration Rights Agreement.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    The following discussion and analysis of our consolidated results of operations and financial condition should be read in conjunction with the unaudited interim consolidated financial statements and the related notes included herein and the consolidated financial statements for the year ended December 31, 1998 appearing in our Annual Report on Form 10-K/A filed with the Securities and Exchange Commission.

GENERAL

    NationsRent is one of the fastest growing equipment rental companies in the United States. We have acquired a platform of equipment rental businesses concentrated in selected markets and are building a network of nationally branded locations. As of August 10, 1999, we operated more than 140 equipment rental locations in 24 states. We have become a leading provider of rental equipment as a result of our strategy to acquire core businesses, open or acquire additional locations concentrated around those businesses and expand our fleet of rental equipment. We believe that this cluster strategy enables us to increase profitability in our acquired stores and achieve profitability in our newly opened locations more quickly than our competitors. By implementing the cluster strategy and expanding our fleet of rental equipment, we are able to provide a full range of rental equipment to customers with a wide variety of equipment rental needs.

    NationsRent seeks to acquire businesses that have:

      o     strong positions in their geographic market;

      o experienced local management teams that will continue to work with us following the acquisition;

      o     high quality inventory of rental equipment; and

      o physical and operating characteristics that are suited to conversion to the NationsRent format.

    During the period January 1, 1999 through August 10, 1999, we have acquired six equipment rental businesses. We paid an aggregate of approximately $54.5 million for these six acquisitions which consisted of approximately:

      o     $44.3 million in cash; and

      o     $10.2 million of convertible subordinated debt.

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

    After making an acquisition, we convert acquired locations to the NationsRent format. Distinguishing characteristics of this format include drive-through lanes, clearly marked equipment aisles, prominent use of the NationsRent logo and colors and attractive, well-organized and clean store facilities. The cost of converting an acquired location to the NationsRent format varies depending on the physical properties of the acquired location and the condition, breadth and depth of rental equipment inventory at such location, which are factors considered in the selection and pricing of acquisition candidates. Once we have established a presence in a particular market, we may open new locations in that geographic area or adjacent areas. During the six months ended June 30, 1999, we opened six of the 12 new locations we plan to open in 1999. We continue to evaluate the need for new locations as we acquire equipment rental companies in new markets. The cost of opening our new locations has varied depending on whether we leased or purchased the underlying real property, the size of the location and the breadth and depth of inventory at each location. See "-- Liquidity and Capital Resources."

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

Rental equipment depreciation is calculated using the straight-line method over the estimated useful life of such equipment. The range of useful lives estimated by management for rental equipment is primarily three to ten years and is depreciated to a salvage value ranging from zero to ten percent of original cost. Since the second quarter of 1999, we have financed approximately $210.9 million of rental fleet additions with operating leases. The use of these leases reduces reported depreciation expense. Rental equipment depreciation expense as a percent of rental revenue was 13.8% and 14.5% for the three and six months ended June 30, 1999, respectively, and when adjusted for the impact of the operating leases, it would have been 19.7% for each of such periods.

    Selling, general and administrative expenses include management salaries, advertising and marketing, travel, administrative and clerical salaries and data processing.

    Non-rental equipment depreciation and amortization includes the depreciation of fixed assets that are not offered for rent, amortization of leasehold improvements and amortization of intangible assets related to the acquired businesses.

    On May 20, 1999 we abandoned our merger with Rental Service Corporation ("RSC") and entered into a Termination and Release Agreement (the "Termination Agreement") with RSC. The Termination Agreement provided that RSC would reimburse us for $6.0 million of expenses incurred in connection with the transaction. The $6.0 million was paid by RSC and offset a total of $9.9 million of expenses incurred in connection with the transaction. The net $3.9 million of unreimbursed expenses is included in operating expenses in the three months ended June 30, 1999.

HISTORICAL RESULTS OF OPERATIONS

                THREE AND SIX MONTHS ENDED JUNE 30, 1999 AND 1998

    REVENUE. The following table sets forth our revenue by type for the three months ended June 30, 1999 and 1998 (in thousands, except percentages):

                                          Three Months Ended June 30,        Six Months Ended June 30,
                                       -------------------------------   -------------------------------
                                              1999           1998               1999           1998
                                       ---------------  --------------   ---------------  --------------
     Equipment rentals ............... $ 96,928   74.4% $18,108   51.2%  $172,028   74.0% $24,019   54.1%
     Sales of equipment, merchandise,
         service, parts and supplies .   33,381   25.6%  17,251   48.8%    60,596   26.0%  20,379   45.9%
                                       --------  -----  -------  -----   --------  -----  -------  -----
                                       $130,309  100.0% $35,359  100.0%  $232,624  100.0% $44,398  100.0%
                                       ========  =====  =======  =====   ========  =====  =======  =====




    Total revenue increased $95.0 million and $188.2 million for the three and six months ended June 30, 1999, respectively, when compared to the same periods in 1998. These increases were due primarily to the inclusion of revenue from businesses acquired during 1998 and 1999. Also contributing to the growth in revenue was an increase in equipment rental revenue resulting from the expansion of our rental fleet at existing locations. Equipment rental revenue as a percentage of total revenue was 74.4% and 74.0% for the three and six months ended June 30, 1999, respectively, up from 51.2% and 54.1% for the same periods in 1998. The higher mix of rental revenue in the 1999 periods is due primarily to the acquisition of companies with a higher percentage of equipment rentals and the expansion of our rental fleet. It also is the result of a decrease in the sales of new equipment, parts and service resulting from the sale in January 1999 of a lift truck dealership that derived the majority of its revenue from sales of new equipment and related parts and service.

    GROSS PROFIT. Gross profit increased $44.7 million and $84.8 million for the three and six months ended June 30, 1999, respectively, when compared to the same periods in 1998. These increases in gross profit were primarily due to the increase in total revenue. Gross profit as a percentage of total revenue was 43.7% and 43.1% for the three and six months ended June 30, 1999, respectively, compared to 34.7% and 34.5% for the same periods in 1998. The increase in gross profit as a percentage of total revenue was due to the growth in revenue from equipment rentals. We derive higher margins from equipment rental revenue than revenue from sales of equipment, merchandise, service, parts and supplies.

    OPERATING EXPENSES. Selling, general and administrative expenses increased $17.4 million and $34.6 million for the three and six months ended June 30, 1999, respectively, when compared to the same periods in 1998. These increases were due primarily to the inclusion of such costs from companies acquired during 1998 and 1999 and additional corporate expenses including costs associated with our strategic marketing initiatives. Also included in operating expenses for the three and six months ended June 30, 1999 is the aforementioned $3.9 million of unreimbursed expenses incurred in connection with the abandoned merger with RSC. Selling, general and administrative expenses as a percentage of total revenue were 21.8% and 18.7% for the three and six months ended June 30, 1999, respectively.

    Non-rental equipment depreciation and amortization increased $4.4 million and $8.5 million for the three and six months ended June 30, 1999, respectively, when compared to the same periods in 1998. These increases were due primarily to the increase in goodwill amortization in connection with acquisitions completed during 1998 and 1999.

    OPERATING INCOME. Operating income increased $19.0 million and $37.8 million for the three and six months ended June 30, 1999, respectively, when compared to the same periods in 1998. Operating income as a percentage of total revenue was 18.1% and 18.6% for the three and six months ended June 30, 1999, respectively, compared to 12.9% and 12.2% for the same periods in 1998. Theses increases were due primarily to the higher percentage of revenue from equipment rentals in 1999.

    OTHER INCOME AND EXPENSE. Interest expense increased $13.4 million and $27.0 million for the three and six months ended June 30, 1999, respectively, when compared to the same periods in 1998. These increases were due primarily to the increase in debt incurred to finance acquisitions and the expansion of our rental fleet during 1998 and 1999. Interest expense is primarily attributable to borrowings under our senior credit facilities, notes issued to finance the purchase of equipment, subordinated notes issued to sellers of businesses we acquired and our senior subordinated notes issued in December 1998.

    Other income for the six months ended June 30, 1999 included a pre-tax gain of approximately $1.8 million from the sale in January of a lift truck dealership. See "Note 7 to the unaudited consolidated financial statements."

    INCOME TAXES. Our effective income tax rate for the three and six months ended June 30, 1999 was 41.5%. The amount above statutory income tax rates is attributable primarily to non-deductible goodwill amortization for federal income tax purposes.

    NET INCOME. Net income increased $3.5 million and $7.7 million for the three and six months ended June 30, 1999, respectively, when compared to the same periods in 1999. The increase in net income was due to the factors discussed above, offset by the aforementioned charge related to the abandoned merger with RSC. Net income, excluding the charge related to the abandoned merger with RSC, would have been $6.9 million or $0.12 diluted earnings per share and $11.3 million or $0.20 diluted earnings per share for the three and six months ended June 30, 1999, respectively.

LIQUIDITY AND CAPITAL RESOURCES

    Our primary uses of cash have been the funding of acquisitions and capital expenditures. To date, we have funded our cash requirements primarily with borrowings under our senior credit facilities, proceeds from the issuance of debt and equity securities, equity contributions from our founding stockholders and cash provided by operations.

    Our net cash used by operations was $24.1 million for the six months ended June 30, 1999 compared to net cash provided by operations of $9.2 million for the same period in 1998. The increase in cash used by operations was due primarily to an increase in the working capital required as a result of our acquisitions and to fund our internal growth. Net cash used in investing activities was $79.0 million for the six months ended June 30, 1999. Cash used in investing activities in the period was primarily a result of $92.6 million of purchases of rental equipment, $23.7 million for purchases of and improvements to property and equipment and cash consideration of $14.9 million for the acquisition of businesses. Cash provided by financing activities was $102.5 million for the six months ended June 30, 1999 and was primarily a result of net borrowings under our senior credit facilities.

    In July 1999, we increased our senior credit facilities from $500.0 million to $800.0 million consisting of a $300.0 million term loan due July 2006 and a $500.0 million revolving line of credit due July 2004. The credit facilities can be used to complete permitted acquisitions, make capital expenditures, enter into standby letters of credit or for working capital and other general corporate purposes. Borrowings under the revolving line of credit bear interest at either the BankBoston, N.A. base rate or, at our option, the Eurodollar market rate plus a percentage ranging from 1.50% to 2.50%. The term loan bears interest at 3.00% over the Eurodollar market rate. The percentage over the Eurodollar market rate is based on our financial performance as measured by the total funded debt ratio. The credit facilities are secured by a security interest in substantially all of our assets. The credit facilities also impose, among other covenants, a tangible assets to senior debt covenant, a restriction on all of our retained earnings including cash dividends, consent requirements on certain acquisitions and a restriction on the ratio of total funded debt to earnings before interest, income taxes, depreciation and amortization. On June 30, 1999, $253.6 million and $180.0 million of cash borrowings were outstanding under the revolving line of credit and term loan, respectively.

    In July 1999, we entered into an agreement to sell 100,000 shares of perpetual convertible preferred stock for an aggregate purchase price of $100 million to certain affiliates of Investcorp, S.A., a global investment group with a prior successful investment in the equipment rental industry. The preferred stock is convertible into approximately 14.3 million shares of our common stock at any time based on a liquidation preference of $1,000 per share of preferred stock and a conversion price of $7.00 per share of common stock. The private placement of $78.0 million was completed in July with the remaining $22.0 million to be funded following stockholder approval to be sought at a special meeting over the next 30 to 60 days. Proceeds from the private placement have been and will be used to repay borrowings under our revolving credit facility.

    During the six months ended June 30, 1999, we added $95.8 million of new equipment to our rental equipment fleet using operating leases. These operating leases have terms expiring over the next seven years.

    Our short-term cash requirements for our existing operations consist primarily of:

      o capital expenditures to maintain, modernize and expand our rental equipment inventory;

      o     working capital requirements; and

      o repair and maintenance of rental equipment, purchase of merchandise inventory and other operating activities.

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

    During the six months ended June 30, 1999, we opened six new locations in markets where we already have a presence. We estimate that the average aggregate capital costs associated with each such new location were in the range of $2.0 million to $4.5 million. We expect to open a total of 12 new locations in 1999. We believe that cash generated from operations and borrowings under our senior credit facilities will be sufficient to fund these costs without the issuance of additional debt or equity securities.

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

    We plan to continue our acquisition strategy and believe that, in connection with new acquisitions, we will be required to make additional expenditures to expand and modernize rental equipment of acquired companies. We expect to finance future acquisitions and related rental equipment expenditures using cash, capital stock, notes and/or assumption of indebtedness. To fully implement our growth strategy and meet the resulting capital requirements, we will be required to increase amounts available under our senior credit facilities or raise additional capital through issuance of additional debt or equity securities. There can be no assurance that additional capital, if and when required, will be available on terms satisfactory to us or at all.

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

    Operating results may fluctuate due to other factors including, but not limited to:

      o changes in general economic conditions including changes in national, regional or local construction or industrial activities;

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

    IT SYSTEMS. Our current state of progress with our IT systems is as follows:

      o INVENTORY AND ASSESSMENT. Since our inception, we have acquired 42 equipment rental companies, each with its own information system for rental counter operations, inventory control and financial reporting. In assessing the systems of the companies that we acquired, we determined that there was no one system that could manage our projected growth and that was Year 2000 compliant. We determined, therefore, that we needed to develop our own Year 2000 compliant management information system. We believe the inventory and assessment phases of our IT systems are complete.

      o CORRECTION AND TESTING. During the second quarter of 1998, we began developing our own management information system that included software modules for rental counter operations, inventory control, database and financial reporting to replace the information systems of businesses we have acquired. During the development of our systems, we tested and validated them for Year 2000 compliance and selected our third-party vendors for the software modules and hardware components of our new system based on their certification of Year 2000 compliance. To date, we have handled our Year 2000 plan with our own internal personnel and have not engaged any third-party consultants. The system is functional and we believe we are completed with the testing of all of the components. We are not currently aware of any Year 2000 problems relating to our new IT system or the systems and hardware supplied by third parties which would have a material effect on our business, results of operations or financial condition.

      o IMPLEMENTATION. For us, the implementation phase consists of the conversion and replacement of the non-Year 2000 compliant systems of our acquired businesses with our new management information system. During October 1998, we began converting our operations to our new management information system. As of August 12, 1999, we operated 144 locations. We have completely converted 74 of these locations to our new system and have converted 24 additional locations to the financial reporting component of our system. We expect to have all of our current operations fully converted to our new system by September 30, 1999.

    NON-IT SYSTEMS. We have completed the inventory and assessment phase for our non-IT systems (such as chips and microprocessors that may be embedded in our facilities and equipment) at our corporate offices and we believe we are approximately 50% complete in the inventory and assessment phase at our store locations. We believe there is a minimal amount of dependence of our critical operations on non-IT systems. However, since we have not completed our inventory and assessment at our store locations, we cannot currently determine if there are any potential Year 2000 problems that would cause a material adverse effect on our business, results of operations or financial condition. We expect to complete all five phases of our Year 2000 plan for our non-IT systems by September 30, 1999.

    THIRD-PARTY SYSTEMS. We rely on third-party suppliers for operating supplies, merchandise for sale, utilities, transportation, equipment for rent and retail sales and other key services. Interruption of any such third-party's operations due to Year 2000 issues could have a material adverse effect on our business, results of operations or financial condition. We have begun efforts to evaluate the progress of our critical third-party suppliers relative to their Year 2000 issues. Letters and questionnaires are being sent to all essential third parties with which we do business to assess their Year 2000 readiness. To the extent necessary, we will seek alternative third-party relationships if circumstances warrant. We have begun efforts to evaluate the progress of our critical customers' relative to their Year 2000 issues. We believe we are approximately 50% complete in the determination of our third-party suppliers and customers Year 2000 readiness. We expect to complete the applicable phases of our Year 2000 plan for our third-party systems by September 30, 1999.

    COSTS

    The majority of our costs to address the Year 2000 issue are related to the development of our new management information system. Such costs principally consist of licensing and developing software and purchasing hardware. To date, we have spent a total of approximately $8.8 million for the new system, of which approximately $6.6 million was related to software development and approximately $2.2 million was related to purchases of hardware. Such costs have been capitalized in accordance with generally accepted accounting principles. We expect to incur in the range of approximately $0.5 million to $1.0 million in additional software and hardware costs installing the new IT system at the rest of our current locations in 1999. The aggregate cost of conversion and training employees to the new IT system, which will be charged to expense in the period incurred, is expected to range from $0.7 million to $1.0 million. Although we do not expect to incur significant expenses to address the Year 2000 issue beyond our capital investment in the new IT system software and hardware, Year 2000 problems may require us to incur unanticipated expenses which could have a material adverse effect on our business, financial condition or results of operations. These costs account for approximately 90% of our information technology budget for 1999. To date, the development of our management information system has run concurrent with and been a part of our Year 2000 compliance efforts. No other major projects have been deferred as a result of the system development effort. The source of the funds for our Year 2000 compliance efforts has been cash generated from operations and borrowings under our senior credit facilities.

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

FORWARD LOOKING STATEMENTS

    Certain statements and information in this Quarterly Report on Form 10-Q may include "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including in particular the statements about our plans, strategies and prospects under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations." Although we believe that our plans, intentions and expectations reflected in or suggested by such forward-looking statements are reasonable, we cannot assure you that such plans, intentions or expectations will be achieved. Important factors that could cause actual results to differ materially from our forward-looking statements are set forth below and elsewhere in this Quarterly Report on Form 10-Q. Such factors include, among others: the ability to develop and implement operational and financial systems to manage rapidly growing operations; competition in our principal businesses; the ability to integrate and successfully operate acquired businesses and the risks associated with such businesses; the ability to obtain financing on terms acceptable to us to finance our growth strategy, and for us to operate within the limitations imposed by financing arrangements; and the ability to properly assess and capitalize on future business opportunities.

                          PART II -- OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     In connection with our proposed merger with Rental Service Corporation (which merger was abandoned in May 1999), in April 1999, United Rentals, Inc. and UR Acquisition Corporation (collectively, "United Rentals") commenced a tender offer for all the issued and outstanding shares of Rental Service's common stock, at a price of $22.75 per share in cash. On April 13, 1999, United Rentals commenced a consent solicitation of Rental Service's stockholders to remove the board of directors of Rental Service and replace the board with nominees of United Rentals. On April 16, 1999, the Rental Service's board of directors determined that United Rental's tender offer was inadequate and was not in the best interests of Rental Service or its stockholders. Rental Service's board of directors recommended that Rental Service's stockholders reject the tender offer and not tender their shares of Rental Service's common stock pursuant to the tender offer. In May 1999, we mutually agreed with Rental Service to terminate our merger agreement and abandoned our proposed merger. In June 1999, Rental Service announced that it had entered into a definitive agreement with Atlas Copco North America, Inc., pursuant to which Atlas Copco agreed to acquire all of the outstanding shares of Rental Service common stock for $29.00 per share in cash. Following such announcement, United Rentals announced that it would not compete for Rental Service and withdrew its tender offer and consent solicitation.

    As part of our agreement with Rental Service to abandon our proposed merger, in May 1999, we filed a notice of voluntary dismissal with prejudice in the Company's lawsuit against United Rentals, Bradley S. Jacobs, John N. Milne and Goldman, Sachs & Co. in the Circuit Court in Broward County, Florida. As a result of the termination of our merger agreement with Rental Service, in June 1999, United Rentals filed a stipulation of dismissal as to the Company and James L. Kirk without prejudice in United Rentals' lawsuit against James L. Kirk, the Company and Rental Service in the United States District Court for the District of Connecticut. As a result of United Rentals' withdrawal of its tender offer and consent solicitation, in July 1999, United Rentals, Rental Service and the Company together filed a stipulation of dismissal without prejudice in United Rentals' lawsuit against Rental Service, Rental Service's board of directors and the Company in the Court of Chancery of the State of Delaware. For a more detailed description of these cases, please see the Company's Quarterly Report on Form 10-Q for the period ended March 31, 1999.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

    (c) RECENT SALES OF UNREGISTERED SECURITIES

    During the period covered by this report (April 1, 1999 through June 30, 1999), the Company has issued securities in the transactions set forth below. Each of these transactions was intended to be exempt from the registration requirements of the Securities Act of 1933, as amended, by virtue of Section 4(2) thereunder based on being issued in a transaction not involving a public offering.

    In February 1999, in connection with the acquisition of Hudson Rental Center, Inc., the Company issued promissory notes in the aggregate principal amount of $600,000, which are convertible into shares of common stock at the option of the holder at a price of $10.00 per share.

    In April 1999, in connection with the acquisition of the assets of JR. Equipment, Inc. d/b/a Howe Rental & Sales, the Company issued promissory notes in the aggregate principal amount of $3,075,000, which are convertible into shares of common stock at the option of the holder at a price of $10.00 per share. In June 1999, the Company converted $2,460,000 principal amount of such notes into 410,000 shares of common stock.

    In April 1999, in connection with the acquisition of the assets of Placer Equipment Rentals, Inc., the Company issued a promissory note in the principal amount of $1,500,000, which is convertible into shares of common stock at the option of the holder at a price of $10.00 per share. In June 1999, the Company converted $1,000,000 principal amount of such note into 166,666 shares of common stock.

    In June 1999, the Company converted the $610,000 principal amount of a convertible promissory note, originally issued in connection with the acquisition of Advanced Construction Equipment, Inc., into 101,666 shares of common stock.

    In June 1999, in connection with the acquisition of Gold Coast Ariel Lift, Inc. and Villella Holding Company, the Company issued an aggregate of 15,952 shares of common stock to the stockholders of such companies.

    From April 1, 1999 to June 30, 1999, the Company granted options to certain of its employees to purchase an aggregate of 2,025,500 shares of common stock at exercise prices ranging from $5.50 to $5.625 per share. These options generally vest over a four year period at the rate of 25% per year beginning on the first anniversary of the date of grant.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) EXHIBITS

     EXHIBIT
     NUMBER                             DESCRIPTION
     --------                           -----------

        2.1 Agreement and Plan of Merger, dated as of January 20, 1999, between the Company and Rental Service Corporation. (5)
        2.2 Stock Option Agreement, dated as of January 20, 1999, between the Company and Rental Service Corporation.(5)
        2.3 Stock Option Agreement, dated as of January 20, 1999, between Rental Service Corporation and the Company.(5)
        2.4 Voting Agreement, dated as of January 20, 1999, between Kirk Holdings Limited Partnership, H. Family investments, Inc. and Huizenga Investments Limited Partnership, as shareholders, and Rental Service Corporation.(5)
        2.5 Termination and Release Agreement, dated May 20, 1999, between the Company and Rental Service Corporation.(6)
        2.6 Stock Option Termination Agreement dated May 20, 1999, between the Company and Rental Service Corporation.(6)
        3.1     Amended and Restated Certificate of Incorporation of the
                Company.(2)
        3.2     Amended and Restated By-Laws of the Company.(1)
        3.3*    Certificate of Designation for Series A Convertible Preferred
                Stock
        4.1     Unregistered 10 3/8% Global Senior Subordinated Notes due
                2008.(4)
        4.2     Registered 10 3/8% Senior Subordinated Notes due 2008.(4)
        4.3 Senior Subordinated Guarantee dated December 11, 1998, of the guarantors.(4)
        4.4 Indenture, dated December 11, 1998, by and among Company, the Guarantors and The Bank of New York.(4)
        4.5 Registration Rights Agreement, dated December 11, 1998, by and among the Company, the Guarantors and the Initial Purchasers as defined therein.(4)
        4.6* Fourth Amended and Restated Revolving Credit and Term Loan Agreement, dated as of July 20, 1999, by and among the Company, its subsidiaries, BankBoston N.A., as administrative agent, Bankers Trust Company, as syndication agent, BancBoston Robertson Stevens Inc. and Deutsche Bank Securities Inc., as coarrangers, and the other lending institutions named therein.
        4.7* Amended and Restated Security Agreement, dated as of July 20, 1999, between the Company, its subsidiaries and BankBoston, N.A.
        4.8* Amended and Restated Stock Pledge Agreement, dated as of July 20, 1999, between the Company, NRGP, Inc. and BankBoston, N.A.
        10.1 Stock Purchase Agreement, dated August 15, 1997, by and among the Company, Sam's and the shareholders of Sam's, together with Amendment nos.1-6.(1)
        10.2    Form of Unsecured Subordinated Promissory Notes-Sam's.(1)
        10.3    Form of Unsecured Convertible Promissory Notes-Sam's.(1)
        10.4 Form of Unsecured Contingent Convertible Subordinated Promissory Notes-Sam's(1)
        10.5 Agreement, dated September 22, 1997, between the Company and Gary L. Gabriel.(1)
        10.6 Asset Purchase Agreement, dated December 8, 1997, by and among NationsRent of Ohio, Inc., R&R Rental, Inc. ("R&R) and the sole shareholder of R&R, together with an Amendment dated December 10, 1997.(1)
        10.7    Form of Unsecured Subordinated Promissory Note-R&R.(1)
        10.8 Asset Purchase Agreement, dated December 8, 1997, as amended, among NationsRent of Indiana, Inc. and C&E Rental and Service, Inc. ("C&E"), together with an Amendment dated December 23, 1997.(1)
        10.9    Form of Unsecured Convertible Subordinated Promissory Note
                C&E.(1)
        10.10 Stock Purchase Agreement, dated December 20, 1997, as amended, among NationsRent of West Virginia, Inc., Titan, together with an Amendment dated December 31, 1997.(1)
        10.11 Form of Unsecured Convertible Subordinated Promissory Note - Titan.(1)
        10.12 Stock Purchase Agreement, dated March 24, 1998, among the Company, Bode-Finn Limited Partnership ("Bode- Finn") and the shareholders of Bode-Finn, together with Amendment No. 1, dated April 6, 1998, and Amendment No. 2, dated April 17, 1998.(1)
        10.13 Form of Unsecured Convertible Subordinated Promissory Notes-Bode-Finn.(1)
        10.14   Form of Warrant-Bode-Finn.(1)
        10.15 Registration Rights Agreement, dated May 5, 1998, among the Company, Bode-Finn, and Raymond E. Mason Foundation.(1)
        10.16 Asset Purchase Agreement, dated March 25, 1998, among NationsRent of Indiana, Inc., RFL, Enterprises, Inc. and the sole shareholder of RFL Enterprises, Inc. ("RFL").(1)

        10.17   Asset Purchase Agreement, dated April 21, 1998, among
                NationsRent of Florida, Inc. and Naples Rent-All and Sales
                Company, Inc. ("Naples").(1)
        10.18   Form of Unsecured Convertible Subordinated Promissory
                Note-Naples.(1)
        10.19   Stock Purchase Agreement, dated May 7, 1998, among the Company,
                Raymond Equipment Co. ("Raymond Equipment") and the shareholders of Raymond Equipment.(1)
        10.20   Form of Unsecured Subordinated Promissory Notes-Raymond
                Equipment.(1)
        10.21   Form of Unsecured Convertible Subordinated Promissory
                Notes-Raymond Equipment.(1)
        10.22   Asset Purchase Agreement, dated May 14, 1998, among the Company and General Rental, Inc.(1)
        10.23   Stock Purchase Agreement, dated May 30, 1998, among the Company,
                J. Kelly Co., Inc. ("J. Kelly") and the shareholders of J.
                Kelly.(1)
        10.24   Form of Unsecured convertible Subordinated Promissory Note-J.
                Kelly.(1)
        10.25   Form of Registration Rights Agreement among the Company and the shareholders of J. Kelly.(1)
        10.26   Asset Purchase Agreement, dated June 7, 1998, among the Company,
                Associated Rental Equipment Management Company, Inc.
                ("Associated") and the sole shareholder of Associated.(1)
        10.27   Form of Unsecured Convertible Subordinated Promissory
                Note-Associated.(1)
        10.28   Form of Registration Rights Agreement-Associated.(1)
        10.29   Form of Subscription Agreement, dated May 1998, between the
                Company and certain subscribers.(1)
        10.30*  NationsRent Amended and Restated 1998 Stock Option Plan.
        10.31   Form of Stock Option Agreement.(1)
        10.32   Amended and Restated Purchase Agreement, dated as of September
                9, 1998, by and among NationsRent, Inc., Ray L. O'Neal, Inc.,
                Arenco, L.L.C., Don R. O'Neal, Elizabeth M. O'Neal and the
                O'Neal Revocable Trust dated December 29, 1987.(3)
        10.33   Unsecured Convertible Subordinated Promissory Note, dated as of
                October 213, 1998, from the Company to Ray L. O'Neal, Inc.(3)
        10.34*  Preferred Stock Purchase Agreement, dated July 20, 1999, by and among the Company, NR Holdings Limited and NR Investments
                Limited.
        10.35*  Registration Rights Agreement, dated as of July 20, 1999, by and between the Company, NR Holdings Limited, NR Investments
                Limited, James L. Kirk and H. Wayne Huizenga
        27.1*   Financial Data Schedule (for SEC use only)

      -------------

    *  Filed herewith

(1) Incorporated by reference to the Company's Registration Statement on Form S-1, as amended, Commission File No. 333-56233.
(2) Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the period ended June 30, 1998.
(3) Incorporated by reference to the Company's Current Report on Form 8-K filed on November 9, 1998.
(4) Incorporated by reference to the Company's Registration Statement on Form S-4, Commission File No. 333-69691.
(5) Incorporated by reference to the Company's Current Report on Form 8-K filed on April 8, 1999.
(6) Incorporated by reference to the Company's Current Report on Form 8-K filed on May 21, 1999.

(b) REPORTS ON FORM 8-K

    We filed a Current Report on Form 8-K dated April 4, 1999, as amended on Form 8-K/A, relating to the Agreement and Plan of Merger, dated as of January 20, 1999, between the Company and Rental Service Corporation.

    We filed a Current Report on Form 8-K dated May 21, 1999 relating to the termination of the Agreement and Plan of Merger, dated as of January 20, 1999, between the Company and Rental Service Corporation.

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        NATIONSRENT, INC.



Date: August 16, 1999                  By: /s/ James L. Kirk
                                           ----------------------------------
                                           James L. Kirk
                                           Chairman of the Board and
                                           Chief Executive Officer
                                           (Duly Authorized Officer)



Date: August 16, 1999                  By: /s/ Gene J. Ostrow
                                           ----------------------------------
                                           Gene J. Ostrow
                                           Executive Vice President and
                                           Chief Financial Officer
                                           (Principal Financial Officer)



Date: August 16, 1999                  By: /s/ Kris E. Hansel
                                           ----------------------------------
                                           Kris E. Hansel
                                           Vice President and Controller
                                           (Principal Accounting Officer)

                                  EXHIBIT INDEX

EXHIBIT
NUMBER                                      DESCRIPTION

            3.3 Certificate of Designation for Series A Convertible Preferred Stock

            4.6 Fourth Amended and Restated Revolving Credit and Term Loan Agreement, dated as of July 20, 1999, by and among the Company, its subsidiaries, BankBoston N.A., as administrative agent, Bankers Trust Company, as syndication agent, BancBoston Robertson Stevens Inc. and Deutsche Bank Securities Inc., as coarrangers, and the other lending institutions named therein.

            4.7 Amended and Restated Security Agreement, dated as of July 20, 1999, between the Company, its subsidiaries and BankBoston, N.A.

            4.8 Amended and Restated Stock Pledge Agreement, dated as of July 20, 1999, between the Company, NRGP, Inc. and BankBoston, N.A.

            10.30       NationsRent Amended and Restated 1998 Stock Option Plan.

            10.34 Preferred Stock Purchase Agreement, dated July 20, 1999, by and among the Company, NR Holdings Limited and NR Investments Limited.

            10.35 Registration Rights Agreement, dated as of July 20, 1999, by and between the Company, NR Holdings Limited, NR Investments Limited, James L. Kirk and H. Wayne Huizenga

            27.1        Financial Data Schedule (for SEC use only)