Form 10-Q
period 1999-09-30
NATIONSRENT INC
filed 1999-11-15
CIK 1062515

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 ---------------

                                    FORM 10-Q

(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1999

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

The number of shares of Common Stock, par value $0.01 per share, outstanding on November 9, 1999 was 56,453,781.

================================================================================

                                NATIONSRENT, INC.

                            INDEX TO QUARTERLY REPORT

                                  ON FORM 10-Q

                    FOR THE QUARTER ENDED SEPTEMBER 30, 1999

                                                                                                                 PAGE
                                                                                                                NUMBER
                                                                                                                ------
                                                 PART I
                                         FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS AS OF SEPTEMBER 30, 1999 AND DECEMBER 31, 1998.................................       1

UNAUDITED CONSOLIDATED STATEMENTS OF INCOME FOR THE THREE MONTHS AND NINE MONTHS
  ENDED SEPTEMBER 30, 1999 AND 1998.....................................................................          2

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE NINE MONTHS
  ENDED SEPTEMBER 30, 1999 AND 1998.....................................................................          3

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS.....................................................         4

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS...............................................................       8

                                                PART II
                                           OTHER INFORMATION

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS.........................................................      15
ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDINGS..............................................      16
ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K..................................................................      17

SIGNATURES.................................................................................................      19


                         PART I -- FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                                NATIONSRENT, INC.
                           CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                           SEPTEMBER 30,    DECEMBER 31,
                                                                               1999            1998
                                                                          --------------    ------------
                                                                           (UNAUDITED)
                             ASSETS

Cash and cash equivalents ............................................      $   17,606      $   10,597
Accounts receivable, net .............................................         113,446          72,951
Inventories ..........................................................          41,513          23,147
Prepaid expenses and other assets ....................................          43,929          24,451
Rental equipment, net ................................................         520,789         382,573
Property and equipment, net ..........................................          55,250          37,839
Intangible assets related to acquired businesses, net ................         619,684         524,254
Net assets held for sale .............................................          14,800              --
                                                                            ----------      ----------
          Total Assets ...............................................      $1,427,017      $1,075,812
                                                                            ==========      ==========
              LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
  Accounts payable ...................................................      $   42,643      $   68,177
  Accrued compensation and related taxes .............................           7,053           4,901
  Accrued expenses and other liabilities .............................          30,558          32,970
  Debt ...............................................................         923,497         678,035
  Income taxes payable ...............................................             198           3,115
  Deferred income taxes ..............................................          21,264           6,384
                                                                            ----------      ----------
          Total liabilities ..........................................       1,025,213         793,582
                                                                            ==========      ==========

Commitments and Contingencies

Stockholders' Equity:
  Preferred stock -- $0.01 par value, 5,000,000 shares authorized:
     Series A convertible,  $100,000 liquidation preference,
     100,000 shares issued and outstanding at September 30, 1999 .....               1              --
  Common stock -- $0.01 par value, 250,000,000 shares authorized,
     56,453,781 shares and 55,618,023 shares issued and outstanding at
     September 30, 1999 and December 31, 1998, Respectively ..........             565             556
  Additional paid-in capital .........................................         366,745         268,019
  Retained earnings ..................................................          34,493          13,655
                                                                            ----------      ----------
          Total stockholders' equity .................................         401,804         282,230
                                                                            ----------      ----------
          Total Liabilities and Stockholders' Equity .................      $1,427,017      $1,075,812
                                                                            ==========      ==========



        The accompanying notes are an integral part of these consolidated financial statements.

                                NATIONSRENT, INC.
                   UNAUDITED CONSOLIDATED STATEMENTS OF INCOME
                      (In Thousands, Except Per Share Data)

                                                                                  Three Months Ended            Nine Months Ended
                                                                                     September 30,                September 30,
                                                                                -----------------------     -----------------------
                                                                                  1999           1998          1999         1998
                                                                                ---------     ---------     ---------     ---------
Revenue:
  Equipment rentals ........................................................    $ 121,915     $  49,625     $ 293,943     $  73,644
  Sales of equipment, merchandise, service, parts and supplies .............       32,980        18,705        93,576        39,084
                                                                                ---------     ---------     ---------     ---------
          Total revenue ....................................................      154,895        68,330       387,519       112,728
                                                                                ---------     ---------     ---------     ---------
Cost of revenue:
  Cost of equipment rentals ................................................       36,002        14,036        89,587        23,195
  Rental equipment depreciation and lease expense ..........................       24,826        10,112        63,082        15,555
  Cost of sales of equipment, merchandise, service, parts and supplies .....       21,912        13,611        62,543        28,090
                                                                                ---------     ---------     ---------     ---------
          Total cost of revenue ............................................       82,740        37,759       215,212        66,840
                                                                                ---------     ---------     ---------     ---------
Gross profit ...............................................................       72,155        30,571       172,307        45,888
                                                                                ---------     ---------     ---------     ---------
Operating expenses:
  Selling, general and administrative expenses .............................       29,171        13,435        72,667        22,287
  Expenses related to abandoned merger, net ................................           --            --         3,932            --
  Non-rental equipment depreciation and amortization .......................        5,293         1,865        14,843         2,931
                                                                                ---------     ---------     ---------     ---------
Operating income ...........................................................       37,691        15,271        80,865        20,670
                                                                                ---------     ---------     ---------     ---------
Other (income)/expense:
  Interest expense, net ....................................................       17,698         5,846        48,130         9,248
  Other, net ...............................................................         (287)         (162)       (2,885)         (395)
                                                                                ---------     ---------     ---------     ---------
                                                                                   17,411         5,684        45,245         8,853
                                                                                ---------     ---------     ---------     ---------
Income before provision for income taxes ...................................       20,280         9,587        35,620        11,817
  Provision for income taxes ...............................................        8,416         4,026        14,782         4,963
                                                                                ---------     ---------     ---------     ---------
Net income .................................................................    $  11,864     $   5,561     $  20,838     $   6,854
                                                                                =========     =========     =========     =========
Net income per share:
  Basic ....................................................................    $    0.21     $    0.15     $    0.37     $    0.23
                                                                                =========     =========     =========     =========
  Diluted ..................................................................    $    0.17     $    0.14     $    0.34     $    0.23
                                                                                =========     =========     =========     =========
Weighted average common shares outstanding:
  Basic ....................................................................       56,454        37,909        55,976        29,894
                                                                                =========     =========     =========     =========
  Diluted ..................................................................       75,805        44,271        68,460        33,501
                                                                                =========     =========     =========     =========



        The accompanying notes are an integral part of these consolidated financial statements.

                                NATIONSRENT, INC.
                 UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In Thousands)

                                                                                                               Nine Months Ended
                                                                                                                  September 30,
                                                                                                             ----------------------
                                                                                                               1999         1998
                                                                                                             ---------    ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income ...............................................................................................   $  20,838    $   6,854
Adjustments to reconcile net income to net cash (used in)/provided by operating activities:
  Depreciation and amortization ..........................................................................      55,089       16,742
  Gain on sale of rental equipment .......................................................................     (13,232)      (2,910)
  Gain on sale of lift truck dealership ..................................................................      (1,818)          --
  Deferred income tax provision ..........................................................................      15,418        3,580
  Changes in operating assets and liabilities:
          Accounts receivable ............................................................................     (36,340)     (14,175)
          Inventories ....................................................................................     (10,890)         917
          Prepaid expenses and other assets ..............................................................     (13,754)      (3,666)
          Accounts payable ...............................................................................     (28,418)      32,588
          Accrued expenses and other liabilities .........................................................     (10,648)         270
          Income taxes payable ...........................................................................      (2,997)        (903)
                                                                                                             ---------    ---------
          Net cash (used in)/provided by operating activities ............................................     (26,752)      39,297
                                                                                                             ---------    ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Acquisition of businesses, net of cash acquired .......................................................    (134,179)    (207,967)
   Payment of contingent acquisition consideration .......................................................        (500)          --
   Proceeds from sale of lift truck dealership ...........................................................      23,315           --
   Purchases of rental equipment .........................................................................    (133,774)     (76,816)
   Purchases of property and equipment ...................................................................     (24,742)      (6,004)
   Proceeds from sale of rental equipment ................................................................      42,808       12,808
                                                                                                             ---------    ---------
          Net cash used in investing activities ..........................................................    (227,072)    (277,979)
                                                                                                             ---------    ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from issuance of common stock, net ...........................................................          --      123,277
   Proceeds from issuance of preferred stock, net ........................................................      93,569           --
   Capital contribution ..................................................................................          --       23,400
   Proceeds from debt ....................................................................................     764,750      560,173
   Repayments of debt ....................................................................................    (589,897)    (456,885)
   Debt issuance costs ...................................................................................      (7,589)      (3,545)
                                                                                                             ---------    ---------
          Net cash provided by financing activities ......................................................     260,833      246,420
                                                                                                             ---------    ---------
Net increase in cash and cash equivalents ................................................................       7,009        7,738
Cash and cash equivalents, beginning of period ...........................................................      10,597        1,493
                                                                                                             ---------    ---------
Cash and cash equivalents, end of period .................................................................   $  17,606    $   9,231
                                                                                                             =========    =========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
   Cash paid for interest ................................................................................   $  47,436    $   7,416
                                                                                                             =========    =========
   Cash paid for income taxes ............................................................................   $   6,017    $   1,791
                                                                                                             =========    =========

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
The Company acquired the net assets and assumed certain liabilities of certain businesses as follows:
   Total assets, net of cash acquired ....................................................................   $ 220,666    $ 497,008
   Total liabilities assumed .............................................................................     (66,547)    (229,760)
   Amount paid with common stock and warrants ............................................................          --       (9,227)
   Amount paid through the issuance of debt and future contractual payments ..............................     (19,940)     (50,054)
                                                                                                             ---------    ---------
          Net cash paid ..................................................................................   $ 134,179    $ 207,967
                                                                                                             =========    =========




        The accompanying notes are an integral part of these consolidated financial statements.

                                NATIONSRENT, INC.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1999


NOTE 1 -- BASIS OF PRESENTATION

    The accompanying unaudited interim consolidated financial statements have been prepared by NationsRent, Inc. (the "Company") and reflect all adjustments of a normal recurring nature which are, in the opinion of management, necessary for a fair presentation of financial results for the three and nine months ended September 30, 1999 and 1998, in accordance with generally accepted accounting principles for interim financial reporting and pursuant to Article 10 of Regulation S-X. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. For interim reporting purposes, advertising expenses are charged to earnings in proportion to the relationship that revenue for such period bears to estimated full year revenue and related advertising expenses. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. These unaudited interim consolidated financial statements should be read in conjunction with the consolidated financial statements for the year ended December 31, 1998 appearing in the Company's Annual Report on Form 10-K/A filed with the Securities and Exchange Commission. The results of operations for the three and nine months ended September 30, 1999 are not necessarily indicative of the results which may be reported for the year ending December 31, 1999.

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

NOTE 2 -- ACQUISITIONS

    The Company made eleven acquisitions of equipment rental businesses during the nine months ended September 30, 1999. The aggregate consideration for these acquisitions was $155,621,000 and consisted of (i) $135,681,000 of cash, (ii) $750,000 of subordinated debt, (iii) $17,775,000 of subordinated convertible debt and (iv) $1,415,000 of future contractual cash payments. The cash portion of the consideration was funded through borrowings under the Company's senior credit facility (the "Credit Facility"). In addition, the Company repaid or assumed outstanding indebtedness of the acquired companies in the aggregated amount of $56,654,000. These acquisitions have been accounted for using the purchase method and, accordingly, the acquired assets and assumed liabilities, including goodwill, have been recorded at their estimated fair values as of the date of acquisition. Purchase accounting values for these acquisitions have been assigned on a preliminary basis, and are subject to adjustment when final information as to the fair values of the net assets acquired is available. The Company is awaiting information from third-party appraisers as to the fair value of certain rental equipment acquired and the final determination of certain liabilities assumed. The Company does not believe the final assignment of the fair value of the net assets acquired will have a significant impact on future operating results. The operations of the acquired businesses have been included in the Company's consolidated statements of income since the date of acquisition.

    The following table sets forth the estimated fair value of the assets acquired and liabilities assumed for the aforementioned acquisitions (in thousands):

     Assets, including cash....................................    $  109,739
     Goodwill..................................................        97,629
     Assets Held for Sale......................................        14,800
     Liabilities...............................................        66,547

                                NATIONSRENT, INC.
        NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                               SEPTEMBER 30, 1999

    The following table sets forth the unaudited pro forma consolidated results of operations for the three and nine months ended September 30, 1999 and 1998 giving effect to the acquisitions completed during 1999 and 1998 as if the acquisitions had occurred on January 1, 1998 (in thousands, except per share data):

                                                                THREE MONTHS ENDED              NINE MONTHS ENDED
                                                                   SEPTEMBER 30,                  SEPTEMBER 30,
                                                             ---------------------------    --------------------------
                                                                 1999            1998          1999            1998
                                                             ----------       ----------    ----------      ----------
Revenue.................................................     $  164,473       $  154,063    $  438,885      $  409,340
Net income..............................................         13,231           12,045        27,841          21,863
Basic earnings per share................................           0.23             0.21          0.50            0.39
Diluted earnings per share..............................           0.17             0.16          0.38            0.30

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

    During the nine months ended September 30, 1999, the Company paid consideration of $500,000 of cash and 78,973 shares of common stock to the former owners of a previously acquired business related to the achievement of certain operating results. The Company records amounts paid for contingent consideration as additional purchase price once they are incurred since the consideration is required regardless of the former owner's continued association with the Company.

NOTE 3 -- PREFERRED STOCK

    In July 1999, the Company entered into a Preferred Stock Purchase Agreement with NR Holdings Limited and NR Investments Limited, affiliates of Investcorp, S.A., pursuant to which the Company agreed to sell 100,000 shares of its perpetual Series A Convertible Preferred Stock ("Preferred Stock") for an aggregate purchase price of $100,000,000. On July 20, 1999, pursuant to the Preferred Stock Purchase Agreement, the Company sold 78,000 shares of Preferred Stock for an aggregate purchase price of $78,000,000. The sale of the additional 22,000 shares of Preferred Stock, for an aggregate purchase price of $22,000,000, was completed on August 31, 1999, following approval of the stockholders of the Company at a special meeting. The proceeds of the sale of the Preferred Stock were used to pay down amounts outstanding under the Credit Facility. The 100,000 shares of Preferred Stock are convertible into 14,285,714 shares of the Company's common stock, $0.01 par value per share ("Common Stock"), based on a liquidation preference of $1,000 per share of Preferred Stock and a conversion price of $7.00 per share of Common Stock. The holders of the Preferred Stock were granted certain demand and piggy-back registration rights with respect to the shares of the Company's Common Stock issuable upon conversion of the Preferred Stock, pursuant to a Registration Rights Agreement among the Company, NR Holdings Limited, NR Investments Limited and certain of the Company's stockholders. The terms of the Preferred Stock are set forth in the Certificate of Designation filed as an exhibit to this Quarterly Report on Form 10-Q along with the Preferred Stock Purchase Agreement and the Registration Rights Agreement.

NOTE 4 -- SEASONALITY

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

                                NATIONSRENT, INC.
        NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                               SEPTEMBER 30, 1999

NOTE 5 -- EARNINGS PER SHARE

    The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share data):

                                                                     THREE MONTHS ENDED             NINE MONTHS ENDED
                                                                        SEPTEMBER 30,                 SEPTEMBER 30,
                                                                --------------------------    --------------------------
                                                                     1999           1998           1999           1998
                                                                -----------    -----------    -----------    -----------
Numerator:
  Numerator for basic earnings per share -- net income.....     $    11,864    $     5,561    $    20,838    $     6,854
  Interest expense on convertible subordinated debt, net of
     income taxes..........................................             789            488          2,268            821
                                                                -----------    -----------    -----------    -----------
  Numerator-- diluted earnings per share...................     $    12,653    $     6,049    $    23,106    $     7,675
                                                                ===========    ===========    ===========    ===========
Denominator:
  Denominator for basic earnings per
     share-- weighted-average shares.......................          56,454         37,909         55,976         29,894
  Effect of dilutive securities:
     Convertible subordinated debt.........................           9,177          6,083          8,892          3,430
     Preferred stock.......................................           9,745             --          3,284             --
     Employee stock options................................             429            279            308            177
                                                                -----------    -----------    -----------    -----------
Denominator for diluted earnings per share -- adjusted
  weighted-average shares..................................          75,805         44,271         68,460         33,501
                                                                ===========    ===========    ===========    ===========
Basic earnings per share...................................     $      0.21    $      0.15    $      0.37    $      0.23
                                                                ===========    ===========    ===========    ===========
Diluted earnings per share.................................     $      0.17    $      0.14    $      0.34    $      0.23
                                                                ===========    ===========    ===========    ===========

NOTE 6 -- DEBT

    In February 1999, the Company completed an exchange offer to replace its privately issued 10.375% Senior Subordinated Notes due 2008 with publicly registered notes.

    In July 1999, the Company amended its Credit Facility to increase the total aggregate commitment to $800,000,000. At that time the term loan (the "Term Loan") was increased to $300,000,000 and the aggregate commitment under the revolving credit facility (the "Revolver") was increased to $500,000,000. The Revolver has a five-year term scheduled to expire in July 2004 and the Term Loan has a seven-year term scheduled to expire in July 2006. The Term Loan bears interest at 3.00% over the Eurodollar market rate. Borrowings under the Revolver bear interest at either the BankBoston base rate or, at the Company's option, the Eurodollar market rate plus a percentage ranging from 1.50% to 2.50%. The percentage over the Eurodollar market rate is based on the Company's financial performance as measured by the total funded debt ratio. The Credit Facility is secured by a security interest in substantially all of the assets of the Company. The Credit Facility also imposes, among other covenants, a tangible assets to senior debt covenant, a restriction on all of the Company's retained earnings including the declaration and payment of cash dividends, consent requirements on certain acquisitions and a restriction on the ratio of total funded debt to earnings before interest, income taxes, depreciation and amortization.

NOTE 7 -- COMPREHENSIVE INCOME

    The objective of reporting comprehensive income is to disclose all changes in equity of an enterprise that result from transactions and other economic events in a period other than transactions with owners. The comprehensive income of the Company was equal to net income for all periods presented.

NOTE 8 -- NON-RECURRING ITEMS

    In January of 1999, the Company received net proceeds of $23,315,000 related to the sale of a lift truck dealership acquired as part of an acquisition made in April 1998. The carrying value of the tangible assets sold was $14,670,000 resulting in proceeds in excess of carrying value of $8,645,000. The Company recorded a pre-tax gain of $1,818,000 based on the increase in value of the dealership since the date of acquisition. The remaining $6,727,000 of proceeds in excess of carrying value was recorded as a reduction of goodwill. The Company continues to evaluate the carrying value of its goodwill for impairment in accordance with Statement of Financial Accounting Standards No. 121,
"Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of."

                                NATIONSRENT, INC.
        NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                               SEPTEMBER 30, 1999




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

NOTE 9 -- SUBSEQUENT EVENTS

    The Company has completed two acquisitions of rental equipment businesses since September 30, 1999 for aggregate consideration of $14,054,000. Such consideration consisted of an aggregate (i) $8,805,000 of cash, (ii) $3,100,000 of subordinated convertible debt, (iii) 116,102 shares of the Company's Common Stock and (iv) $1,220,000 of future contractual cash payments. The cash portion of the consideration was funded through borrowings under the Credit Facility. In addition, the Company repaid or assumed outstanding indebtedness of the acquired companies in the aggregate amount of $10,133,000. Each of the acquisitions has been accounted for using the purchase method.

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

GENERAL

    NationsRent is one of the fastest growing equipment rental companies in the United States. We have acquired a platform of equipment rental businesses concentrated in selected markets and are building a network of nationally branded locations. As of November 12, 1999, we operated 160 equipment rental locations in 25 states. We have become a leading provider of rental equipment as a result of our strategy to acquire core businesses, open or acquire additional locations concentrated around those businesses and expand our fleet of rental equipment. We believe that this cluster strategy enables us to increase profitability in our acquired stores and achieve profitability in our newly opened locations more quickly than our competitors. By implementing the cluster strategy and expanding our fleet of rental equipment, we are able to provide a full range of rental equipment to customers with a wide variety of equipment rental needs.

    NationsRent seeks to acquire businesses that have:

        o     strong positions in their geographic market;

        o experienced local management teams that will continue to work with us following the acquisition;

        o     high quality inventory of rental equipment; and

        o physical and operating characteristics that are suited to conversion to the NationsRent format.

    During the period January 1, 1999 through November 12, 1999, we have acquired 13 equipment rental businesses. We paid an aggregate of approximately $169.6 million for these 13 acquisitions which consisted of approximately:

        o     $144.5 million in cash;

        o     $20.9 million of subordinated convertible debt;

        o     $0.8 million of subordinated debt;

        o     $2.6 million of future contractual payments; and

        o     116,102 shares of our common stock.

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

    After making an acquisition, we convert acquired locations to the NationsRent format. Distinguishing characteristics of this format include drive-through lanes, clearly marked equipment aisles, prominent use of the NationsRent logo and colors and attractive, well-organized and clean store facilities. The cost of converting an acquired location to the NationsRent format varies depending on the physical properties of the acquired location and the condition, breadth and depth of rental equipment inventory at such location, which are factors considered in the selection and pricing of acquisition candidates. Once we have established a presence in a particular market, we may open new locations in that geographic area or adjacent areas. During the nine months ended September 30, 1999, we opened nine of the 12 new locations we plan to open in 1999. We continue to evaluate the need for new locations as we acquire equipment rental companies in new markets. The cost of opening our new locations has varied depending on whether we leased or purchased the underlying real property, the size of the location and the breadth and depth of inventory at each location. See "-- Liquidity and Capital Resources."

    We derive our revenue from equipment rentals, sales of new and used equipment, spare parts and supplies and maintenance and repair services. Rental revenue is dependent on several factors including demand for rental equipment, the amount and quality of equipment available for rent, rental rates and general economic conditions. Revenue generated from the sale of used equipment is affected by price, general economic conditions and the condition of the equipment. Revenue from the sale of new equipment is affected by price and general economic conditions. Revenue from the sale of spare parts and supplies as well as maintenance and repair services is primarily affected by equipment rental and sales volume.

    The principal components of our cost of revenue include depreciation of rental equipment, costs of new and used equipment sold, personnel costs, occupancy costs, the cost of rental equipment under operating leases, repair and maintenance costs and vehicle operations. Rental equipment depreciation is calculated using the straight-line method over the estimated useful life of such equipment. The range of useful lives estimated by management for rental equipment is primarily three to ten years and is depreciated to a salvage value ranging from zero to ten percent of original cost. Since the second quarter of 1998, we have financed approximately $258.5 million of rental fleet additions with operating leases. In order to more clearly reflect the cost of our rental fleet, we have combined operating lease expense related to our rental fleet with rental equipment depreciation and reported these amounts on a separate line in our statements of income.

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

    During May 1999 we abandoned our merger with Rental Service Corporation ("RSC") and entered into a Termination and Release Agreement (the "Termination Agreement") with RSC. Pursuant to the Termination Agreement RSC reimbursed us for $6.0 million of expenses incurred in connection with the transaction, which partially offset a total of $9.9 million of expenses incurred by the Company in connection with the transaction. The net $3.9 million of unreimbursed expenses is included in operating expenses in the nine months ended September 30, 1999.

HISTORICAL RESULTS OF OPERATIONS

             THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998

    REVENUE. The following table sets forth our revenue by type for the three and nine months ended September 30, 1999 and 1998 (in thousands, except percentages):

                                                      THREE MONTHS ENDED SEPTEMBER 30,          NINE MONTHS ENDED SEPTEMBER 30,
                                                   --------------------------------------    --------------------------------------
                                                         1999                 1998                 1999                 1998
                                                   -----------------    -----------------    -----------------    -----------------
Equipment rentals ..............................   $121,915     78.7%   $ 49,625     72.6%   $293,943     75.9%   $ 73,644     65.3%
Sales of equipment, merchandise,
    service, parts and supplies ................     32,980     21.3%     18,705     27.4%     93,576     24.1%     39,084     34.7%
                                                   --------    -----    --------    -----    --------    -----    --------    -----
                                                   $154,895    100.0%   $ 68,330    100.0%   $387,519    100.0%   $112,728    100.0%
                                                   ========    =====    ========    =====    ========    =====    ========    =====

    Total revenue increased $86.6 million and $274.8 million for the three and nine months ended September 30, 1999, respectively, when compared to the same periods in 1998. These increases were due primarily to the inclusion of revenue from businesses acquired during 1998 and 1999. Also contributing to the growth in revenue was an increase in equipment rental revenue resulting from the expansion of our rental fleet at existing locations. Equipment rental revenue as a percentage of total revenue was 78.7% and 75.9% for the three and nine months ended September 30, 1999, respectively, up from 72.6% and 65.3% for the same periods in 1998. The higher mix of rental revenue in the 1999 periods is due primarily to the acquisition of companies with a higher percentage of equipment rentals and the expansion of our rental fleet. This higher mix of rental revenue also is the result of a decrease in the sales of new equipment, parts and service resulting from the sale in January 1999 of a lift truck dealership that derived the majority of its revenue from sales of new equipment and related parts and service.

    GROSS PROFIT. Gross profit increased $41.6 million and $126.4 million for the three and nine months ended September 30, 1999, respectively, when compared to the same periods in 1998. These increases in gross profit were primarily due to the increase in total revenue. Gross profit as a percentage of total revenue was 46.6% and 44.5% for the three and nine months ended September 30, 1999, respectively, compared to 44.7% and 40.7% for the same periods in 1998. The increase in gross profit as a percentage of total revenue was due to the growth in revenue from equipment rentals. We derive higher margins from equipment rental revenue than revenue from sales of equipment, merchandise, service, parts and supplies.

    OPERATING EXPENSES. Selling, general and administrative expenses increased $15.7 million and $50.4 million for the three and nine months ended September 30, 1999, respectively, when compared to the same periods in 1998. These increases were due primarily to the inclusion of such costs from companies acquired during 1998 and 1999 and additional corporate expenses including costs associated with our strategic marketing initiatives. Also included in operating expenses for the nine months ended September 30, 1999 is the aforementioned $3.9 million of unreimbursed expenses incurred in connection with the abandoned merger with RSC. Selling, general and administrative expenses as a percentage of total revenue were 18.8% for the three and nine months ended September 30, 1999.

    Non-rental equipment depreciation and amortization increased $3.4 million and $11.9 million for the three and nine months ended September 30, 1999, respectively, when compared to the same periods in 1998. These increases were due primarily to the increase in goodwill amortization in connection with acquisitions completed during 1998 and 1999.

    OPERATING INCOME. Operating income increased $22.4 million and $60.2 million for the three and nine months ended September 30, 1999, respectively, when compared to the same periods in 1998. Operating income as a percentage of total revenue was 24.3% and 20.9% for the three and nine months ended September 30, 1999, respectively, compared to 22.4% and 18.3% for the same periods in 1998. These increases were due primarily to the higher percentage of revenue from equipment rentals in 1999.

    OTHER INCOME AND EXPENSE. Interest expense increased $11.9 million and $38.9 million for the three and nine months ended September 30, 1999, respectively, when compared to the same periods in 1998. These increases were due primarily to the increase in debt incurred to finance acquisitions and the expansion of our rental fleet during 1998 and 1999. Interest expense is primarily attributable to borrowings under our senior credit facilities, notes issued to finance the purchase of equipment, subordinated notes issued to sellers of businesses we acquired and our senior subordinated notes issued in December 1998.

    Other income for the nine months ended September 30, 1999 included a pre-tax gain of approximately $1.8 million from the sale in January of a lift truck dealership. See "Note 8 to the unaudited consolidated financial statements."

    INCOME TAXES. Our effective income tax rate for the three and nine months ended September 30, 1999 was 41.5%. The amount above statutory income tax rates is attributable primarily to non-deductible goodwill amortization for federal income tax purposes.

    NET INCOME. Net income increased $6.3 million and $14.0 million for the three and nine months ended September 30, 1999, respectively, when compared to the same periods in 1998. The increase in net income was due to the factors discussed above, offset by the aforementioned charge related to the abandoned merger with RSC. Net income, excluding the charge related to the abandoned merger with RSC, would have been $23.1 million or $0.37 diluted earnings per share for the nine months ended September 30, 1999.

LIQUIDITY AND CAPITAL RESOURCES

    Our primary uses of cash have been the funding of acquisitions and capital expenditures. To date, we have funded our cash requirements primarily with borrowings under our senior credit facilities, proceeds from the issuance of debt and equity securities, equity contributions from our founding stockholders and cash provided by operations.

    Our net cash used by operations was $26.8 million for the nine months ended September 30, 1999 compared to net cash provided by operations of $39.3 million for the same period in 1998. The increase in cash used by operations was due primarily to an increase in the working capital required as a result of our acquisitions and to fund our internal growth. Net cash used in investing activities was $227.1 million for the nine months ended September 30, 1999. Cash used in investing activities in the period was primarily a result of $133.8 million of purchases of rental equipment, $24.7 million for purchases of and improvements to property and equipment and cash consideration of $134.2 million for the acquisition of businesses. Cash provided by financing activities was $260.8 million for the nine months ended September 30, 1999 and was primarily a result of net borrowings under our senior credit facilities and the sale of convertible preferred stock.

    In July 1999, we increased our senior credit facilities from $500.0 million to $800.0 million consisting of a $300.0 million term loan due July 2006 and a $500.0 million revolving line of credit due July 2004. The senior credit facilities can be used to complete permitted acquisitions, make capital expenditures, enter into standby letters of credit or for working capital and other general corporate purposes. Borrowings under the revolving line of credit bear interest at either the BankBoston, N.A. base rate or, at our option, the Eurodollar market rate plus a percentage ranging from 1.50% to 2.50%. The term loan bears interest at 3.00% over the Eurodollar market rate. The percentage over the Eurodollar market rate is based on our financial performance as measured by the total funded debt ratio. The senior credit facilities are secured by a security interest in substantially all of our assets. The senior credit facilities also impose, among other covenants, a tangible assets to senior debt covenant, a restriction on all of our retained earnings including cash dividends, consent requirements on certain acquisitions and a restriction on the ratio of total funded debt to earnings before interest, income taxes, depreciation and amortization. On September 30, 1999, $257.0 million and $300.0 million of cash borrowings were outstanding under the revolving line of credit and term loan, respectively.

    In July 1999, we entered into an agreement to sell 100,000 shares of perpetual convertible preferred stock for an aggregate purchase price of $100.0 million to certain affiliates of Investcorp, S.A., a global investment group with a prior successful investment in the equipment rental industry. The 100,000 shares of preferred stock are convertible into approximately 14.3 million shares of our common stock at any time based on a liquidation preference of $1,000 per share of preferred stock and a conversion price of $7.00 per share of common stock. The private placement was completed in two steps, $78.0 million was completed in July 1999 and $22.0 million was completed in August 1999 following stockholder approval at a special meeting of stockholders. Proceeds from the private placement have been used to repay borrowings under our senior credit facilities.

    During the nine months ended September 30, 1999, we added $143.4 million of new equipment to our rental equipment fleet using operating leases. These operating leases have terms expiring over the next seven years.

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

    During the nine months ended September 30, 1999, we opened nine new locations in markets where we already have a presence. We estimate that the average aggregate capital costs associated with each such new location were in the range of $2.0 million to $4.5 million. We expect to open a total of 12 new locations in 1999. We believe that cash generated from operations and borrowings under our senior credit facilities will be sufficient to fund these costs without the issuance of additional debt or equity securities.

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

    There may be liabilities that we fail or are unable to discover in the course of performing due diligence investigations on each company or business we have acquired or seek to acquire in the future. Such liabilities could include, among others, those arising from employee benefits contribution obligations of a prior owner or non-compliance with applicable federal, state or local environmental requirements by prior owners for which we, as a successor owner or operator, may be responsible. We try to minimize these risks by conducting such due diligence, including employee benefit and environmental reviews, as we deem appropriate under the circumstances. However, we cannot assure you that we have identified, or in the case of future acquisitions, will identify, all existing or potential risks. We also generally require each seller of acquired businesses or properties to indemnify us against undisclosed liabilities. In some cases this indemnification obligation may be supported by deferring payment of a portion of the purchase price or other appropriate security. However, we cannot assure you that the indemnification, even if obtained, will be enforceable, collectible or sufficient in amount, scope or duration to fully offset the possible liabilities associated with the business or property acquired. Any such liabilities, individually or in the aggregate, could have a material adverse effect on our business, financial condition or results of operations.

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

IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

    In March 1998, the American Institute of Certified Public Accountants issued Statement of Position ("SOP") 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." SOP 98-1 establishes criteria for determining which costs of developing or obtaining internal-use computer software should be charged to expense and which should be capitalized. SOP 98-1 is effective for all transactions entered into in fiscal years beginning after December 15, 1998. We adopted SOP 98-1 prospectively effective January 1, 1999. The adoption of SOP 98-1 did not have a material effect on our financial position or results of operations.

    In April 1998, the American Institute of Certified Public Accountants issued SOP 98-5, "Reporting on the Costs of Start-Up Activities." SOP 98-5 requires that all non-governmental entities expense costs of start-up activities, including pre-operating, pre-opening and organization activities, as those costs are incurred. We adopted SOP 98-5 effective January 1, 1999. The adoption of SOP 98-5 did not have a material effect on our financial position or results of operations.

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

    IT SYSTEMS. Our current state of progress with our IT systems is as follows:

    o INVENTORY AND ASSESSMENT. Each of the equipment rental companies we have acquired have had its own information system for rental counter operations, inventory control and financial reporting. In assessing the systems of the companies that we acquired, we determined that there was no one system that could manage our projected growth and that was Year 2000 compliant. We determined, therefore, that we needed to develop our own Year 2000 compliant management information system. We believe the inventory and assessment phases of our IT systems are complete.

    o CORRECTION AND TESTING. During the second quarter of 1998, we began developing our own management information system that included software modules for rental counter operations, inventory control, database and financial reporting to replace the information systems of businesses we have acquired. During the development of our systems, we tested and validated them for Year 2000 compliance and selected our third-party vendors for the software modules and hardware components of our new system based on their certification of Year 2000 compliance. To date, we have handled our Year 2000 plan with our own internal personnel and have not engaged any third-party consultants. The system is functional and we believe we have completed the testing of all of the components. We are not currently aware of any Year 2000 problems relating to our new IT system or the systems and hardware supplied by third parties which would have a material adverse effect on our business, results of operations or financial condition.

    o IMPLEMENTATION. For us, the implementation phase consists of the conversion and replacement of the non-Year 2000 compliant systems of our acquired businesses with our new management information system. During October 1998, we began converting our operations to our new management information system. As of November 12, 1999, we operated 160 locations. We have completely converted all locations to our new system except for approximately 20 locations that were recently acquired. We expect to have all of our current operations fully converted to our new system prior to December 31, 1999.

    NON-IT SYSTEMS. We have completed all phases of our Year 2000 Plan for our non-IT systems (such as chips and microprocessors that may be embedded in our facilities and equipment) except our recently acquired locations which we believe will be completed prior to December 31, 1999. As a result of the completion of the Year 2000 plan phases for non-IT systems, we have identified areas of concern and have either remedied the problems or incorporated into our contingency plan actions to address these concerns in the event Year 2000 problems occur. We believe there is a minimal amount of dependence of our critical operations on non-IT systems.

    THIRD-PARTY SYSTEMS. We rely on third-party suppliers for operating supplies, merchandise for sale, utilities, transportation, equipment for rent and retail sales and other key services. Interruption of any such third-party's operations due to Year 2000 issues could have a material adverse effect on our business, results of operations or financial condition. We are continuing to evaluate the progress of our critical third-party suppliers and customers relative to their Year 2000 issues. We have had communications with all significant third parties with which we do business to assess their Year 2000 readiness. To the extent necessary, we will seek alternative third-party suppliers if circumstances warrant. Based on our discussions with third-party suppliers and customers, we believe there will be minimal disruption to our operations as a result of failures of their systems, however, there can be no assurance thereof since we are unable to test their systems for Year 2000 compliance and must rely upon their representations.

    COSTS

    The majority of our costs to address the Year 2000 issue are related to the development of our new management information system. Such costs principally consist of licensing and developing software and purchasing hardware. To date, we have spent a total of approximately $9.6 million for the new system, of which approximately $7.0 million was related to software development and approximately $2.6 million was related to purchases of hardware. Such costs have been capitalized in accordance with generally accepted accounting principles. We expect to incur in the range of approximately $0.5 million to $1.0 million in additional software and hardware costs installing the new IT system at the rest of our current locations in 1999. The aggregate cost of conversion and training employees to the new IT system, which will be charged to expense in the period incurred, is expected to range from $1.0 million to $1.3 million. Although we do not expect to incur significant expenses to address the Year 2000 issue beyond our capital investment in the new IT system software and hardware, Year 2000 problems may require us to incur unanticipated expenses which could have a material adverse effect on our business, financial condition or results of operations. These costs account for approximately 90% of our information technology budget for 1999. To date, the development of our management information system has run concurrent with and been a part of our Year 2000 compliance efforts. No other major projects have been deferred as a result of the system development effort. The source of the funds for our Year 2000 compliance efforts has been cash generated from operations and borrowings under our senior credit facilities.

    RISKS RELATING TO THE OUR FAILURE TO BECOME YEAR 2000 COMPLIANT

    Our worst case scenarios resulting from the Year 2000 issue include:

        o Interruptions in our customers' operations which could prevent them from renting or purchasing our equipment, using our services or paying for equipment (rented or purchased) or services rendered.

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

        o Failure to convert all of the systems of the businesses we acquire during the fourth quarter of 1999 to our system prior to the year 2000 which could prevent these locations from being integrated into the rest of our operations.

    Such failures could materially and adversely affect our business, results of operations and financial condition. Due to the general uncertainty inherent in the Year 2000 problem, resulting in part from the uncertainty of the Year 2000 readiness of third-party suppliers and customers, we are unable to determine at this time what our most reasonably likely worst case scenario would be or whether the consequences of Year 2000 failures will have a material adverse impact on our results of operations, liquidity or financial condition. However, we have addressed the worst case scenarios in our contingency plan.

    CONTINGENCY PLANS

    Our Year 2000 efforts are ongoing and our overall plan, as well as the consideration of contingency plans, will continue to evolve as new information becomes available. Contingency plans for Year 2000-related interruptions have been developed and include emergency backup and recovery procedures for lost data, manual invoicing, billing and collection procedures, identification of alternate suppliers, acceleration of conversion times to our management information system and increasing inventory levels of critical supplies and rental equipment. These activities are intended to provide a means of managing risk, but cannot eliminate the potential for disruption due to third-party failure.

FORWARD-LOOKING STATEMENTS

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

                          PART II -- OTHER INFORMATION

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

(b) ISSUANCE OF SERIES A CONVERTIBLE PREFERRED STOCK

    In July and August 1999, the Company issued an aggregate of 100,000 shares of its Series A Convertible Preferred Stock to affiliates of Investcorp, S.A. for an aggregate purchase price of $100,000,000. The preferred stock ranks senior to the common stock with respect to distributions upon the liquidation, winding-up and dissolution of the Company. The preferred stock also has additional rights, including certain class voting, dividend participation, conversion, redemption and preemptive rights, among others. For a description of the rights and preferences of the preferred stock, refer to the Certificate of Designation for Series A Convertible Preferred Stock and the Amendment to the Certificate of Designation for Series A Convertible Preferred Stock both of which are filed as exhibits to this Quarterly Report on Form 10-Q.

(c) RECENT SALES OF UNREGISTERED SECURITIES

    During the period covered by this report (July 1, 1999 through September 30, 1999), the Company has issued securities in the transactions set forth below. Each of these transactions was intended to be exempt from the registration requirements of the Securities Act of 1933, as amended, by virtue of Section 4(2) thereunder based on being issued in a transaction not involving a public offering.

    In June 1999, in connection with the acquisition of Pierce & Associates, Inc. the Company issued promissory notes in the aggregate principal amount of $2,000,000, which are convertible into shares of common stock at the option of the holder at a price of $10.00 per share.

    In July 1999, in connection with the acquisition of the assets of Chapman Equipment Company, the Company issued a promissory note in the principal amount of $2,000,000, which is convertible into shares of common stock at the option of the holder at a price of $10.00 per share.

    In August 1999, in connection with the acquisition of the assets of Troy Equipment Rent-All, the Company issued a promissory note in the principal amount of $200,000, which is convertible into shares of common stock at the option of the holder at a price of $10.00 per share.

    In July and August 1999, the Company issued an aggregate of 100,000 shares of its Series A Convertible Preferred Stock to affiliates of Investcorp, S.A. for an aggregate purchase price of $100,000,000. The 100,000 shares of preferred stock are convertible into 14,285,714 shares of common stock based on a liquidation preference of $1,000 per share of preferred stock and a conversion price of $7.00 per share of common stock. The Company paid to an affiliate of the purchasers of the preferred stock a fee of equal to 4% of the aggregate purchase price. The Company also paid to Bear, Stearns & Co., Inc. and Deutsche Bank Alex. Brown financial advisory fees of 2% and 1.75%, respectively, of the aggregate purchase price.

    In September 1999, in connection with the acquisition of K.D.S. Enterprises, Inc., the Company issued promissory notes in the aggregate principal amount of $650,000, which are convertible into shares of common stock at the option of the holder at a price of $10.00 per share.

    In September 1999, in connection with the acquisition of the assets of G.R.S. & S., Inc., d/b/a Gosselin Rental Sales and Services, the Company issued a promissory note in the principal amount of $250,000, which is convertible into shares of common stock at the option of the holder at a price of $10.00 per share.

    In September 1999, in connection with the acquisition of the assets of Jack's Tool Rental, Inc., the Company issued a promissory note in the principal amount of $4,000,000, which is convertible into shares of common stock at the option of the holder at a price of $10.00 per share.

    In September 1999, in connection with the acquisition of the assets of Contractors Equipment Corporation, the Company issued a promissory note in the principal amount of $3,500,000, which is convertible into shares of common stock at the option of the holder at a price of $10.00 per share.

    From July 1, 1999 to September 30, 1999, the Company granted options to certain of its employees to purchase an aggregate of 109,719 shares of common stock at exercise prices ranging from $6.1875 to $7.3750 per share. These options generally vest over a four year period at the rate of 25% per year beginning on the first anniversary of the date of grant.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDINGS

    On July 21, 1999, the Company held an annual meeting of the stockholders with respect to the following matters: (1) to elect six persons to the Company's Board of Directors; (2) to approve an amendment to the Company's 1998 Stock Option Plan (the "1998 Stock Option Plan") to increase from 5,000,000 to 7,000,000 the maximum number of shares of the Company's common stock subject to awards under the 1998 Stock Option Plan; and (3) to ratify the appointment of Arthur Andersen LLP as independent auditors for the fiscal year ending December 31, 1999.

    The following table sets forth the votes for and votes withheld with respect to the election of directors:

           NAME                            VOTES FOR         VOTES WITHHELD
           ----                            ---------         --------------
           James L. Kirk                   52,214,835            102,674
           H. Wayne Huizenga               52,214,397            103,112
           Harris W. Hudson                52,213,340            104,169
           Gary L. Gabriel                 52,213,329            104,180
           Thomas H. Bruinooge             52,210,565            106,944
           Ivan W. Gorr                    52,210,553            106,956

    With respect to approval of the amendment to the Company's 1998 Stock Option Plan, 51,823,498 votes were cast for this matter, 287,266 votes were cast against this matter and there were 33,398 abstentions and 173,347 broker non-votes.

    With respect to ratification of the appointment of Arthur Andersen LLP as independent auditors, 52,286,201 votes were cast for this matter, 23,925 votes were cast against this matter and there were 7,383 abstentions.

    On August 31, 1999, the Company held a special meeting of the stockholders to approve the following matters: (1) the issuance, in a series of transactions, of 100,000 shares of Series A Convertible Preferred Stock (the "Preferred Stock") to NR Holdings Limited and NR Investments Limited, 78,000 shares of which had already been issued and 22,000 shares of which were to be issued after stockholder approval was obtained, as well as the issuance of shares of common stock upon the conversion of such Preferred Stock; (2) the future issuance of common stock or securities convertible into or exercisable for common stock to the holders of the Preferred Stock from time to time pursuant to their exercise of the preemptive rights to which they were entitled under the Certificate of Designation for the Preferred Stock; and (3) an amendment to the Certificate of Designation for the Preferred Stock.

    With respect to approval of the issuance of 100,000 shares of Preferred Stock, 45,662,761 votes were cast for this matter, 65,663 votes were cast against this matter and there were 6,300 abstentions.

    With respect to approval of future issuance of common stock or securities convertible into or exercisable for common stock to the holders of the Preferred Stock from time to time pursuant to their exercise of the preemptive rights to which they are entitled under the Certificate of Designation, 45,662,561 votes were cast for this matter, 65,663 votes were cast against this matter and there were 6,500 abstentions.

    With respect to approval of an amendment to the Certificate of Designation for the Preferred Stock, 45,646,861 votes were cast for this matter, 81,363 votes were cast against this matter and there were 6,500 abstentions.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) EXHIBITS

EXHIBIT
NUMBER                                    DESCRIPTION
------                                    -----------

  2.1 Agreement and Plan of Merger, dated as of January 20, 1999, between the Company and Rental Service Corporation.(5)
  2.2 Stock Option Agreement, dated as of January 20, 1999, between the Company and Rental Service Corporation.(5)
  2.3 Stock Option Agreement, dated as of January 20, 1999, between Rental Service Corporation and the Company.(5)
  2.4 Voting Agreement, dated as of January 20, 1999, between Kirk Holdings Limited Partnership, H. Family Investments, Inc. and Huizenga Investments Limited Partnership, as shareholders, and Rental Service Corporation.(5)
  2.5 Termination and Release Agreement, dated May 20, 1999, between the Company and Rental Service Corporation.(6)
  2.6 Stock Option Termination Agreement dated May 20, 1999, between the Company and Rental Service Corporation.(6)
  3.1             Amended and Restated Certificate of Incorporation of the
                  Company.(2)
  3.2             Amended and Restated By-Laws of the Company.(1)
  3.3             Certificate of Designation for Series A Convertible Preferred
                  Stock.(8)
  3.4 Certificate of Amendment to Certificate of Designation for Series A Convertible Preferred Stock.(7)
  4.1             Unregistered 10 3/8% Global Senior Subordinated Notes due
                  2008.(4)
  4.2             Registered 10 3/8% Senior Subordinated Notes due 2008.(4)
  4.3 Senior Subordinated Guarantee dated December 11, 1998, of the Guarantors as defined therein.(4)
  4.4 Indenture, dated December 11, 1998, by and among Company, the Guarantors and The Bank of New York.(4)
  4.5 Registration Rights Agreement, dated December 11, 1998, by and among the Company, the Guarantors and the Initial Purchasers as defined therein.(4)
  4.6 Fourth Amended and Restated Revolving Credit and Term Loan Agreement, dated as of July 20, 1999, by and among the Company, its subsidiaries, BankBoston N.A., as administrative agent, Bankers Trust Company, as syndication agent, BancBoston Robertson Stevens Inc. and Deutsche Bank Securities Inc., as coarrangers, and the other lending institutions named therein.(8)
  4.7 Amended and Restated Security Agreement, dated as of July 20, 1999, between the Company, its subsidiaries and BankBoston, N.A.(8)
  4.8 Amended and Restated Stock Pledge Agreement, dated as of July 20, 1999, between the Company, NRGP, Inc. and BankBoston, N.A.(8)
  10.1 Stock Purchase Agreement, dated August 15, 1997, by and among the Company, Sam's and the shareholders of Sam's, together with Amendment nos.1-6.(1)
  10.2            Form of Unsecured Subordinated Promissory Notes-Sam's.(1)
  10.3            Form of Unsecured Convertible Promissory Notes-Sam's.(1)
  10.4 Form of Unsecured Contingent Convertible Subordinated Promissory Notes-Sam's.(1)
  10.5 Agreement, dated September 22, 1997, between the Company and Gary L. Gabriel.(1)
  10.6 Asset Purchase Agreement, dated December 8, 1997, by and among NationsRent of Ohio, Inc., R&R Rental, Inc. ("R&R") and the sole shareholder of R&R, together with an Amendment dated December 10, 1997.(1)
  10.7            Form of Unsecured Subordinated Promissory Note-R&R.(1)
  10.8 Asset Purchase Agreement, dated December 8, 1997, as amended, among NationsRent of Indiana, Inc. and C&E Rental and Service, Inc. ("C&E"), together with an Amendment dated December 23, 1997.(1)
  10.9            Form of Unsecured Convertible Subordinated Promissory Note
                  C&E.(1)
  10.10 Stock Purchase Agreement, dated December 20, 1997, as amended, among NationsRent of West Virginia, Inc., Titan, together with an Amendment dated December 31, 1997.(1)
  10.11           Form of Unsecured Convertible Subordinated Promissory Note -
                  Titan.(1)
  10.12 Stock Purchase Agreement, dated March 24, 1998, among the Company, Bode-Finn Limited Partnership ("Bode-Finn") and the shareholders of Bode-Finn, together with Amendment No. 1, dated April 6, 1998, and Amendment No. 2, dated April 17, 1998.(1)
  10.13           Form of Unsecured Convertible Subordinated Promissory
                  Notes-Bode-Finn.(1)
  10.14           Form of Warrant-Bode-Finn.(1)
  10.15 Registration Rights Agreement, dated May 5, 1998, among the Company, Bode-Finn, and Raymond E. Mason Foundation.(1)
  10.16 Asset Purchase Agreement, dated March 25, 1998, among NationsRent of Indiana, Inc., RFL, Enterprises, Inc. and the sole shareholder of RFL Enterprises, Inc. ("RFL").(1)

  EXHIBIT
  NUMBER                                 DESCRIPTION
  ------                                 -----------

  10.17           Asset Purchase Agreement, dated April 21, 1998, among
                  NationsRent of Florida, Inc. and Naples Rent-All and Sales
                  Company, Inc. ("Naples").(1)
  10.18           Form of Unsecured Convertible Subordinated Promissory
                  Note-Naples.(1)
  10.19           Stock Purchase Agreement, dated May 7, 1998, among the
                  Company, Raymond Equipment Co. ("Raymond Equipment") and the
                  shareholders of Raymond Equipment.(1)
  10.20           Form of Unsecured Subordinated Promissory Notes-Raymond
                  Equipment.(1)
  10.21           Form of Unsecured Convertible Subordinated Promissory
                  Notes-Raymond Equipment.(1)
  10.22           Asset Purchase Agreement, dated May 14, 1998, among the
                  Company and General Rental, Inc.(1)
  10.23           Stock Purchase Agreement, dated May 30, 1998, among the
                  Company, J. Kelly Co., Inc. ("J. Kelly") and the shareholders of J. Kelly.(1)
  10.24           Form of Unsecured convertible Subordinated Promissory Note-J.
                  Kelly.(1)
  10.25           Form of Registration Rights Agreement among the Company and the shareholders of J. Kelly.(1)
  10.26           Asset Purchase Agreement, dated June 7, 1998, among the
                  Company, Associated Rental Equipment Management Company, Inc.
                  ("Associated") and the sole shareholder of Associated.(1)
  10.27           Form of Unsecured Convertible Subordinated Promissory
                  Note-Associated.(1)
  10.28           Form of Registration Rights Agreement-Associated.(1)
  10.29           Form of Subscription Agreement, dated May 1998, between the
                  Company and certain subscribers.(1)
  10.30           NationsRent Amended and Restated 1998 Stock Option Plan.(8)
  10.31           Form of Stock Option Agreement.(1)
  10.32           Amended and Restated Purchase Agreement, dated as of September
                  9, 1998, by and among NationsRent, Inc., Ray L. O'Neal, Inc.,
                  Arenco, L.L.C., Don R. O'Neal, Elizabeth M. O'Neal and the
                  O'Neal Revocable Trust dated December 29, 1987.(3)
  10.33           Unsecured Convertible Subordinated Promissory Note, dated as of October 23, 1998, from the Company to Ray L. O'Neal,
                  Inc.(3)
  10.34           Preferred Stock Purchase Agreement, dated July 20, 1999, by and among the Company, NR Holdings Limited and NR Investments
                  Limited.(8)
  10.35           Registration Rights Agreement, dated as of July 20, 1999, by and between the Company, NR Holdings Limited, NR Investments
                  Limited, James L. Kirk and H. Wayne Huizenga.(8)
  27.1*           Financial Data Schedule. (for SEC use only)

      -------------

    *  Filed herewith

  (1) Incorporated by reference to the Company's Registration Statement on Form S-1, as amended, Commission File No. 333-56233.
  (2) Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the period ended June 30, 1998.
  (3) Incorporated by reference to the Company's Current Report on Form 8-K filed on November 9, 1998.
  (4) Incorporated by reference to the Company's Registration Statement on Form S-4, Commission File No. 333-69691.
  (5) Incorporated by reference to the Company's Current Report on Form 8-K filed on April 8, 1999.
  (6) Incorporated by reference to the Company's Current Report on Form 8-K filed on May 21, 1999.
  (7) Incorporated by reference to the Company's Registration Statement on Form S-3, Commission File No. 333-88603.
  (8) Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the period ended June 30, 1999.

(b) REPORTS ON FORM 8-K

    The Company filed no Current Reports on Form 8-K during the quarter ended September 30, 1999.

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          NATIONSRENT, INC.

Date: November 12, 1999                   By: /s/ JAMES L. KIRK
                                              ------------------------------
                                              James L. Kirk
                                              Chairman of the Board and
                                              Chief Executive Officer
                                              (Duly Authorized Officer)

Date: November 12, 1999                   By: /s/ GENE J. OSTROW
                                              ------------------------------
                                              Gene J. Ostrow
                                              Executive Vice President and
                                              Chief Financial Officer
                                              (Principal Financial Officer)

Date: November 12, 1999                   By: /s/ KRIS E. HANSEL
                                              ------------------------------
                                              Kris E. Hansel
                                              Vice President and Controller
                                              (Principal Accounting Officer)

                                  EXHIBIT INDEX





Exhibit
Number                           Description
------                           -----------

  27.1          Financial Data Schedule (for SEC use only)