Form 10-K405
period 1999-12-31
NATIONSRENT INC
filed 2000-03-30
CIK 1062515

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                            ------------------------

                                   FORM 10-K
                       FOR ANNUAL AND TRANSITION REPORTS
                    PURSUANT TO SECTIONS 13 OR 15(d) OF THE
                      SECURITIES AND EXCHANGE ACT OF 1934

   (MARK ONE)
      [X]         ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                  THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999

                                               OR

      [  ]        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                  THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE TRANSITION PERIOD FROM ____________ TO ____________

                       Commission File Number: 001-14299

                               NATIONSRENT, INC.
             (Exact Name of Registrant as Specified in its Charter)

                          DELAWARE                                            31-1570069
      (State or Other Jurisdiction of Incorporation or         (I.R.S. Employer Identification Number)
                       Organization)

          450 EAST LAS OLAS BOULEVARD, SUITE 1400                               33301
                  FORT LAUDERDALE, FLORIDA                                    (Zip Code)
          (Address of Principal Executive Offices)

       Registrant's telephone number, including area code: (954) 760-6550

          Securities Registered Pursuant To Section 12(b) of the Act:

                       Title of Class                         Name of Each Exchange On Which Registered
                     ------------------                       ------------------------------------------
                       COMMON STOCK,                                   NEW YORK STOCK EXCHANGE
                  PAR VALUE $.01 PER SHARE

          Securities Registered Pursuant to Section 12(g) of the Act:
                                      NONE
                                (Title of class)

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     As of March 22, 2000, the registrant had 58,566,079 shares of common stock, $.01 par value per share, outstanding and, at such date, the aggregate market value of the shares of common stock held by non-affiliates of the registrant was approximately $158.1 million.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Part III Portions of the Registrant's Proxy Statement relating to the 2000 Annual Meeting of Stockholders.

     Part IV Portions of previously filed reports and registration statements.

                                     INDEX
                                  TO FORM 10-K

                                                                         PAGE
                                                                        NUMBER
                                                                        ------
PART I
Item 1.   Business....................................................     1
Item 2.   Properties..................................................     6
Item 3.   Legal Proceedings...........................................     6
Item 4.   Submission of Matters to a Vote of Security Holders.........     6

PART II
Item 5.   Market for Registrant's Common Equity and Related
          Stockholder Matters.........................................     7
Item 6.   Selected Financial Data.....................................     8
Item 7.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations...................................    10
Item 7A.  Quantitative and Qualitative Disclosures About Market
          Risk........................................................    17
Item 8.   Financial Statements and Supplementary Data.................    18
Item 9.   Changes in and Disagreements with Accountants on Accounting
          and Financial Disclosure....................................    52

PART III
Item 10.  Directors and Executive Officers of the Registrant..........    52
Item 11.  Executive Compensation......................................    52
Item 12.  Security Ownership of Certain Beneficial Owners and
          Management..................................................    52
Item 13.  Certain Relationships and Related Transactions..............    52

PART IV
Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form
          8-K.........................................................    52
Item 15.  Change in and Disagreements with Accountants on Accounting
          and Financial Disclosure....................................    52

                                     PART I

ITEM 1.  BUSINESS

INTRODUCTION

     NationsRent, Inc., a Delaware corporation, together with its subsidiaries (the "Company," "NationsRent" or the "Registrant"), is one of the fastest growing equipment rental companies in the United States. We have acquired a platform of equipment rental businesses concentrated in selected markets and are building a network of nationally branded locations. As of March 15, 2000, we operated over 180 locations in 27 states across the United States. We have become a leading provider of rental equipment as a result of our strategy to acquire core businesses, open or acquire additional locations concentrated around those businesses and expand our rental fleet. We believe that this "cluster" strategy enables us to increase profitability in our acquired stores and achieve profitability in our newly opened locations more quickly than our competitors. By implementing the cluster strategy and expanding our fleet of rental equipment, we are able to provide a full range of rental equipment to customers with a wide variety of equipment rental needs.

     We offer our customers a comprehensive line of equipment for rental. We also sell used and new equipment, spare parts and supplies, and provide maintenance and repair services. Our locations offer a full range of high quality, well-maintained rental equipment, including the following:

- backhoes            - aerial lifts and work platforms  - articulated trucks
- bulldozers          - compressors and generators       - excavators
- skid steer loaders  - specialized hand tools           - wheel loaders

     We serve over 200,000 active accounts primarily in the construction and industrial segments of the equipment rental industry. Construction customers include heavy highway contractors, general contractors, speciality contractors, subcontractors, excavating contractors and trade contractors (such as electricians and plumbers). Construction customers rent equipment for all manner of construction activities, typically on a daily, weekly or monthly basis, often with relatively little lead time due to their need to react quickly to changes in project scheduling. Industrial customers include operators of manufacturing plants, petrochemical plants, distribution centers and transportation facilities. Industrial customers typically rent equipment for maintenance-oriented purposes on a weekly or monthly basis and are more likely to place orders for rental equipment in advance of their regularly scheduled maintenance requirements. In addition to construction and industrial customers, we rent equipment to homeowners and other general rental customers.

INDUSTRY OVERVIEW

     According to industry sources, the United States equipment rental industry grew from an estimated $614.0 million in revenue in 1982 to an estimated $28.0 billion in 1999, which represents a compound annual growth rate of more than 10%. Construction and industrial companies primarily have driven this growth by increasingly outsourcing their equipment needs to reduce investment in non-core assets and convert costs from fixed to variable. According to industry sources, the United States equipment rental industry is expected to grow to an estimated range of $50.0 billion to $80.0 billion in annual revenue by the year 2008 due to the overall growth in the economy and a continuing trend to rent rather than buy equipment. In addition, the United States equipment rental industry is highly fragmented, with more than 14,000 equipment rental locations. According to industry sources, in 1999 the 100 largest equipment rental companies in the United States had a combined market share of approximately 25%. No single equipment rental company in the United States had a market share greater than 10%. We are taking advantage of the fragmentation in the equipment rental industry and the absence of an equipment rental company with significant market share by creating an integrated network of nationally branded locations offering broad product selection and superior customer service.

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

     Enhance Operations.  We enhance the operations at our locations by:

     - increasing the breadth and depth of rental inventory and sharing rental equipment among locations;

     - implementing the NationsRent customer service approach;

     - linking locations to the NationsRent management information system;

     - branding locations and rental inventory with the NationsRent logo, colors and distinctive store appearance; and

     - increasing awareness of our brand through targeted local and national marketing.

     Expand National Presence. We expect to continue to acquire leading companies to implement our cluster strategy and position NationsRent to achieve significant market share. We target businesses that have one or more of the following characteristics:

     - strong positions in their geographic market;

     - experienced local management teams that will continue to work with us following the acquisition;

     - high quality inventory of equipment rental; and

     - physical and operating characteristics that are suited to conversion to the NationsRent format.

     Once we have entered a particular market, we seek to acquire additional rental businesses in that market or adjacent markets with locations and equipment selection that complement our existing operations, thus enabling us to further penetrate that market.

     Open New Rental Locations. Once we have established a presence in a particular market, we seek to open new locations in that geographic area or adjacent areas to enable us to offer a greater selection and availability of equipment, maximize our equipment inventory utilization rates and achieve economies of scale. We believe that this strategy allows our new locations to achieve profitability at a faster rate than our competitors because these locations (1) generate revenue more quickly as a result of the pre-existing market presence, name recognition and referrals from existing locations and (2) have lower overhead costs due to the sharing of service, maintenance, administrative functions and personnel with our already-established locations. Since August 1997, we have opened 22 new locations, four of which have been opened since January 1, 2000.

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

ACQUISITIONS

     In furtherance of our growth strategy, since our inception in August 1997 through March 15, 2000, we had acquired 57 equipment rental businesses and operated over 180 locations in 27 states. These locations are concentrated in the following five geographic regions: Midwest Region, the Southeast Region, the Central Region, the Northeast Region, and the West Region. We believe that each of the equipment rental businesses which we have acquired meets one or more of our acquisition criteria and promotes our cluster strategy. Furthermore, each of these acquired businesses allows us to better meet the needs of the broad range of construction and industrial customers to whom we primarily market our products and services. To this end, many of the businesses we have acquired have been doing business in their respective markets for more than 35 years.

OPERATIONS

     We are one of the fastest growing equipment rental companies in the United States, operating over 180 locations as of March 15, 2000. Our operations primarily consist of:

     - renting a full range of equipment to construction and industrial customers;

     - selling our used equipment inventory;

     - selling new equipment as a distributor or dealer on behalf of several nationally known equipment manufacturers; and

     - selling parts, supplies and merchandise and providing repair and maintenance services to complement our equipment rentals and sales.

     Equipment Rentals. We rent on a daily, weekly and monthly basis a broad variety of light, medium and heavy equipment serving contractors and other commercial and industrial customers. Our rental inventory includes such equipment as aerial lifts and work platforms, air compressors, backhoes, boom lifts, bulldozers, ditching equipment, forklifts, generators, articulated trucks, excavators, wheel loaders and skid loaders, pumps and scissor lifts. The mix of equipment offered from each of our locations varies based on the needs of the local market.

     We make capital investments in new equipment, engage in periodic sales of used equipment and conduct preventive maintenance. These practices are designed to increase equipment utilization, enhance resale values and extend the useful life of equipment.

     We have developed operating initiatives that we are in the process of introducing at all of our locations to offer our rental customers more convenient access, faster check-in and check-out procedures, reduced equipment downtime and shorter lead times for rentals than our competitors. For example, nearly all of our new locations are being designed with drive-through lanes to speed up equipment loading and unloading. In addition, our rental equipment is being outfitted with universal trailer hitches designed to accept a broad range of towing mechanisms to ease customer transport of equipment. To reduce the downtime associated with flat tires, we fill the tires of equipment used in areas prone to flats with foam instead of air. Our rental locations also offer equipment delivery and pick-up, on-site repair service within two hours of customer request, 24-hour customer assistance, and written instructional materials for equipment usage and safety.

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

CUSTOMERS

     We serve over 200,000 active accounts primarily in the construction and industrial segments of the equipment rental industry. No single customer accounted for more than 2% of our 1999 revenue. Our customers vary in size from large Fortune 500 companies to small construction contractors, subcontractors, machine operators and homeowners.

     We do not provide purchase financing to customers. We rent equipment, sell parts and provide repair services on account to customers who are screened through a credit application process. Customers can arrange financing of purchases of large equipment through a variety of sources including manufacturers, banks, finance companies and other financial institutions. We have entered into agreements with financing sources to provide financing to our customers for the purchase of new and used equipment.

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

     We employ over 300 equipment rental salespeople who utilize targeted local marketing strategies to address specific customer needs and respond to competitive pressures. To remain informed of local market activity, salespeople track construction projects and new equipment sales in their area through Equipment Data Reports, F.W. Dodge Reports and PEC Reports (Planning, Engineering and Construction), follow up on referrals and visit construction sites and potential equipment users who are new to the area.

TRADEMARKS

     The Company owns a number of registered service marks which include the name "NationsRent."

STORE LAYOUT AND DESIGN

     Many of our locations are situated in high-visibility commercial and industrial areas and are designed to offer easy and convenient access to our customers. Our facilities are designed to meet local market needs and come in three distinct sizes. Our smallest facility is typically situated on a two to four acre site, housing a 8,000 to 10,000 square foot facility. Our medium facility is typically situated on a four to six acre site, housing a 10,000 to 16,000 square foot facility. Our largest facility is typically situated on six to 12 acre site, housing a 20,000 to 40,000 square foot facility. All of our facilities feature reconditioning and service centers and a broad selection and extensive inventory of equipment and supplies. The type of equipment rented at a particular location and the needs of the local market usually determine the type of general rental equipment that the facility has to offer its customers. The design attributes of our stores include a customer retail showroom, sales and administrative offices, small equipment pick-up and drop-off area, small equipment staging and storage area, reconditioning and storage area, equipment cleaning area and outdoor and indoor equipment storage facilities.

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

ENVIRONMENTAL, SAFETY AND OTHER GOVERNMENTAL REGULATION

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

     Additionally, in connection with acquisitions of equipment rental businesses, we undertake environmental assessments of substantially all locations that we will continue to operate following the acquisitions and expect to continue to do so before acquiring any additional sites. We also undertake environmental assessments at all facilities prior to leasing them for new locations. We do not currently maintain comprehensive insurance covering environmental liabilities at our sites. However, the sellers of each of the equipment rental businesses which we have acquired and the landlords of facilities we have leased have indemnified us with respect to pre-existing environmental liabilities associated with such businesses or facilities. Based on currently available information, we believe that it is unlikely that we will have to incur material capital expenditures or other material compliance or remediation costs for environmental and safety matters in the foreseeable future. We cannot assure you, however, that federal, state or local environmental and safety requirements will not become more stringent or be interpreted and applied more stringently in the future. We also cannot assure you that in connection with acquisitions or leasing new facilities we will identify all existing adverse environmental conditions or that indemnification from sellers or landlords will be enforceable or sufficient to cover such conditions. Such future changes or interpretations, or the identification of adverse environmental conditions following the time we begin operating a site, could result in additional environmental compliance or remediation costs which we do not currently anticipate, which could be material to our financial condition or results of operations.

     In addition to environmental and safety regulations, we may also be subject to Department of Transportation regulations regarding the operation of motor vehicles and consumer protection laws affecting our operations.

EMPLOYEES

     As of March 15, 2000, we employed approximately 3,430 persons, approximately 90 of which were covered by a collective bargaining agreement. We believe our relations with our employees are good.

ITEM 2.  PROPERTIES

     Our corporate headquarters are located in Fort Lauderdale, Florida, in leased premises. Certain of our property and equipment are subject to liens securing payment of portions of our indebtedness. As of March 15, 2000, we operated over 180 rental locations located in 27 states: Alabama, Arizona, California, Colorado, Connecticut, Florida, Georgia, Indiana, Kentucky, Louisiana, Maine, Massachusetts, Michigan, Nevada, New Hampshire, New Jersey, New York, North Carolina, Ohio, Pennsylvania, Rhode Island, South Carolina, Tennessee, Texas, Utah, Vermont and West Virginia. We lease the real estate for all but two of our locations and also lease certain of our equipment. We believe that all of our facilities are sufficient for our current needs.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     Our common stock, $.01 par value per share, began trading on the New York Stock Exchange on August 7, 1998 under the symbol "NRI." The following table sets forth, for the periods indicated, the range of the high and low sales prices per share for the common stock.

                                                               PRICE RANGE OF
                                                                COMMON STOCK
                                                              -----------------
                                                               HIGH       LOW
                                                              ------    -------
FISCAL YEAR ENDED DECEMBER 31, 1999:
First Quarter...............................................  $8.625    $5.4375
Second Quarter..............................................   7.125     5.3750
Third Quarter...............................................   7.750     5.3750
Fourth Quarter..............................................   7.750     5.4375
FISCAL YEAR ENDED DECEMBER 31, 1998:
Third Quarter (from August 7, 1998).........................  $8.69     $6.06
Fourth Quarter..............................................   7.19      4.39

     On March 22, 2000, the last reported sales price of the common stock on the New York Stock Exchange was $4.75. As of the same date, there were approximately 156 holders of record of the common stock.

     We have not paid any dividends in the past and presently anticipate that earnings, if any, will be retained for the development of our business and that we will not declare dividends on the common stock in the foreseeable future. In addition, our ability to declare or pay dividends is restricted by the terms of our credit facilities as well as the terms of the indenture governing our 10 3/8% senior subordinated notes due 2008. Any future dividends will be subject to the discretion of our Board of Directors and will depend upon, among other things, our future earnings, operating and financial condition, capital requirements and general business conditions. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources."

ITEM 6.  SELECTED FINANCIAL DATA

     The selected financial data set forth below should be read in conjunction with our Consolidated Financial Statements and notes thereto contained in Part II, Item 8 of this Annual Report on Form 10-K. The following selected consolidated financial information summarizes (1) the statement of operations data and selected balance sheet data for Sam's Equipment Rental, Inc. and Gabriel Trailer Manufacturing Company, Inc. (collectively, the "Predecessor") as of and for the fiscal year ended March 31, 1996, which have been derived from unaudited consolidated financial statements not included herein, (2) the statement of operations data for the Predecessor for the fiscal years ended March 31, 1997 and the five months ended August 31, 1997 and the selected balance sheet data as of March 31, 1997 and August 31, 1997, which have been derived from audited consolidated financial statements included herein, and (3) the statement of operations data of NationsRent for the period from August 14, 1997 (inception) through December 31, 1997 and for the years ended December 31, 1998 and 1999, and selected balance sheet data as of December 31, 1997, 1998, and 1999, which have been derived from the audited consolidated financial statements of NationsRent included herein. The other data has been derived from the consolidated financial statements referred to above for the applicable periods. See also "Management's Discussion and Analysis of Financial Condition and Results of Operations."

                                                       THE PREDECESSOR                            THE COMPANY(1)
                                              ---------------------------------   -----------------------------------------------
                                                                                   AUGUST 14,
                                              TWELVE MONTHS ENDED     APRIL 1     (INCEPTION)
                                                   MARCH 31,          THROUGH       THROUGH      TWELVE MONTHS ENDED DECEMBER 31,
                                              --------------------   AUGUST 31,   DECEMBER 31,   --------------------------------
                                               1996         1997        1997          1997            1998               1999
                                              -------      -------   ----------   ------------   --------------      ------------
                                                                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
STATEMENT OF OPERATIONS DATA:
Revenue:
  Equipment rentals.........................  $11,871      $15,328    $ 8,515       $ 7,410        $  150,668          $415,629
  Sales of equipment, merchandise, service,
    parts and supplies......................    4,302        4,177      1,205         1,895            85,730           142,792
                                              -------      -------    -------       -------        ----------          --------
        Total revenue.......................   16,173       19,505      9,720         9,305           236,398           558,421
                                              -------      -------    -------       -------        ----------          --------
Cost of revenue:
  Cost of equipment rentals.................    4,380        6,029      2,193         2,196            49,866           127,049
  Rental equipment depreciation and lease
    expense(2)..............................    2,053        3,465      1,848         1,526            30,681            87,358
  Cost of sales of equipment, merchandise,
    service, parts and supplies.............    4,491        2,791        984         1,691            61,455            94,594
                                              -------      -------    -------       -------        ----------          --------
        Total cost of revenue...............   10,924       12,285      5,025         5,413           142,002           309,001
                                              -------      -------    -------       -------        ----------          --------
Gross profit................................    5,249        7,220      4,695         3,892            94,396           249,420
Selling, general and administrative
  expenses..................................    2,972        3,564      1,683         1,081            44,411           101,873
Expenses related to abandoned merger,
  net(3)....................................       --           --         --            --                --             3,932
Non-rental equipment depreciation and
  amortization(2)...........................      180          238        115           284             7,266            22,136
                                              -------      -------    -------       -------        ----------          --------
Operating income............................    2,097        3,418      2,897         2,527            42,719           121,479
                                              -------      -------    -------       -------        ----------          --------
Other (income)/expense:
  Interest expense, net.....................      583          866        580           760            20,858            69,228
  Other, net................................     (196)        (203)        62            --              (401)           (2,320)
                                              -------      -------    -------       -------        ----------          --------
                                                  387          663        642           760            20,457            66,908
                                              -------      -------    -------       -------        ----------          --------
Income before provision for income taxes....    1,710        2,755      2,255         1,767            22,262            54,571
  Provision for income taxes................      732        1,128        939           766             9,608            22,648
                                              -------      -------    -------       -------        ----------          --------
Net income..................................  $   978      $ 1,627    $ 1,316       $ 1,001        $   12,654          $ 31,923
                                              =======      =======    =======       =======        ==========          ========
Earnings per share:(4)
  Basic:....................................                                        $  0.04        $     0.37          $   0.57
                                                                                    =======        ==========          ========
  Diluted:..................................                                        $  0.04        $     0.37          $   0.49
                                                                                    =======        ==========          ========
OTHER DATA:
  Gross margin..............................     32.5%        37.0%      48.3%         41.8%             39.9%             44.7%
  Operating margin..........................     13.0         17.5       29.8          27.2              18.1              21.8
  Amortization of goodwill(2)...............  $    --      $    --    $    --       $   170        $    5,038          $ 15,123
  Depreciation and other amortization.......    2,233        3,703      1,963         1,640            26,691            53,726

                                                           THE PREDECESSOR                       THE COMPANY
                                                  ---------------------------------   ----------------------------------
                                                    AS OF MARCH 31,        AS OF              AS OF DECEMBER 31,
                                                  --------------------   AUGUST 31,   ----------------------------------
                                                   1996         1997        1997       1997        1998          1999
                                                  -------      -------   ----------   -------   ----------    ----------
SELECTED BALANCE SHEET DATA:
  Rental equipment, net.........................  $14,722      $21,789    $21,886     $30,619   $  382,573    $  574,846
  Goodwill, net.................................       --           --         --      36,686      523,785       701,139
  Total assets..................................   17,423       27,614     29,088      79,157    1,075,812     1,559,394
  Total debt....................................    9,944       16,100     16,559      42,928      678,035       989,428
  Stockholders' equity..........................    2,840        4,467      5,768      26,001      282,230       413,387

---------------

(1) All of our acquisitions to date have been accounted for as purchases and, accordingly, the operations of the acquired businesses are included in the statement of operations data and other data from the effective date of acquisition.
(2) The amortization period for rental equipment depreciation ranges from 18 to 120 months. The amortization period for goodwill is 40 years.
(3) Represents the unreimbursed portion of expenses incurred related to the proposed merger with Rental Service Corporation ("RSC") that was abandoned in May 1999. The Company received $6.0 million from RSC as reimbursement for expenses incurred by the Company in connection with the abandoned merger.
(4) Earnings per share data is not included for the Predecessor as such information would not be representative of the capital structure of the Company.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion and analysis of our consolidated results of operations and financial condition should be read in conjunction with the consolidated financial statements and the related notes included elsewhere in this Annual Report on Form 10-K. Unless otherwise indicated, all information contained in this Item 7 is as of December 31, 1999.

GENERAL

     NationsRent is one of the fastest growing equipment rental companies in the United States. We have acquired a platform of equipment rental businesses concentrated in selected markets and are building a network of nationally branded locations. As of March 15, 2000, we operated over 180 equipment rental locations in 27 states. We have become a leading provider of rental equipment as a result of our strategy to acquire core businesses, open or acquire additional locations concentrated around those businesses and expand our rental fleet. We believe that this cluster strategy enables us to increase profitability in our acquired stores and achieve profitability in our newly opened locations more quickly than our competitors. By implementing the cluster strategy and expanding our fleet of rental equipment, we are able to provide a full range of rental equipment to customers with a wide variety of equipment rental needs.

     During 1999, we acquired 17 equipment rental businesses. We paid an aggregate of approximately $194.5 million for these 17 acquisitions which consisted of approximately:

     - $156.2 million in cash;

     - $25.1 million of convertible subordinated debt;

     - $5.8 million of subordinated debt;

     - $4.5 million of future contractual cash payments; and

     - 390,634 shares of common stock.

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

     After making an acquisition, we convert acquired locations to the NationsRent format. Distinguishing characteristics of this format include drive-through lanes, clearly marked equipment aisles, prominent use of the NationsRent logo and colors and clean, attractive and well-organized store facilities. The cost of converting an acquired location to the NationsRent format varies depending on the physical properties of the acquired location and the condition, breadth and depth of rental equipment inventory at such location, which are factors considered in the selection and pricing of acquisition candidates. Once we have established a presence in a particular market, we may open new locations in that geographic area or adjacent areas. During 1999, we opened 12 new locations. We continue to evaluate the need for new locations in markets in which we have a presence as well as in new markets that we may enter as we acquire additional companies. The cost of opening our new locations has varied depending on whether we leased or purchased the underlying real property, the size of the location and the breadth and depth of inventory at each location. See "Liquidity and Capital Resources."

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

     The principal components of our cost of revenue include depreciation of rental equipment, costs of new and used equipment sold, personnel costs, occupancy costs, the cost of rental equipment under operating leases, repair and maintenance costs and vehicle operations. Rental equipment depreciation is calculated using the straight-line method over the estimated useful life of such equipment. The range of useful lives estimated by management for rental equipment is primarily 18 to 120 months and is depreciated to a salvage value ranging from zero to ten percent of original cost. Since 1998, we have financed approximately $279.5 million of rental fleet additions with operating leases. In order to more clearly reflect the cost of our rental fleet, we have combined operating lease expense related to our rental fleet with rental equipment depreciation and reported these amounts on a separate line in our statements of income.

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

     During May 1999 we abandoned our merger with Rental Service Corporation ("RSC") and entered into a Termination and Release Agreement (the "Termination Agreement") with RSC. Pursuant to the Termination Agreement, RSC reimbursed us for $6.0 million of expenses incurred in connection with the transaction, which partially offset a total of $9.9 million of expenses incurred by the Company in connection with the transaction. The net $3.9 million of unreimbursed expenses is included in operating expenses in the year ended December 31, 1999.

HISTORICAL RESULTS OF OPERATIONS

  Year Ended December 31, 1999 as Compared to Year Ended December 31, 1998

     Revenue. The following table sets forth our revenue by type for the years ended December 31, 1999 and 1998 (in thousands, except percentages):

                                                       YEAR ENDED DECEMBER 31,
                                                --------------------------------------
                                                      1999                 1998
                                                -----------------    -----------------
Equipment rentals...........................    $415,629     74.4%   $150,668     63.7%
Sales of equipment, merchandise, service,
  parts and supplies........................     142,792     25.6      85,730     36.3
                                                --------    -----    --------    -----
                                                $558,421    100.0%   $236,398    100.0%
                                                ========    =====    ========    =====

     Total revenue increased $322.0 million for the year ended December 31, 1999 when compared to the prior year. This increase was due primarily to the inclusion of revenue from businesses acquired during 1998 and 1999. Also contributing to the growth in revenue was an increase in equipment rental revenue resulting from the expansion of our rental fleet at existing locations. Equipment rental revenue as a percentage of total revenue was 74.4% and 63.7% for the years ended December 31, 1999 and 1998, respectively. The higher mix of rental revenue in 1999 compared to 1998 was due primarily to the expansion of our rental fleet and the acquisition of companies with a higher percentage of equipment rentals. This higher mix of rental revenue was also the result of a decrease in the sales of new equipment, parts and service resulting from the sale in January 1999 of a lift truck dealership that derived the majority of its revenue from sales of new equipment and related parts and service.

     Gross Profit. Gross profit increased $155.0 million for the year ended December 31, 1999 when compared to the prior year. This increase in gross profit was primarily due to the increase in total revenue. Gross profit as a percentage of total revenue was 44.7% and 39.9% for the years ended December 31, 1999 and 1998, respectively. The increase in gross profit as a percentage of total revenue was due to the growth in revenue from equipment rentals. We derive higher gross profit margins from equipment rental revenue than revenue from sales of equipment, merchandise, service, parts and supplies.

     Operating Expenses. Selling, general and administrative expenses increased $57.5 million for the year ended December 31, 1999 when compared to the prior year. This increase was due primarily to the inclusion of such costs from companies acquired during 1998 and 1999 and additional corporate expenses including costs associated with our strategic marketing initiatives. Also included in operating expenses for the year ended December 31, 1999 is the $3.9 million of unreimbursed expenses incurred in connection with the abandoned merger with RSC discussed above. Selling, general and administrative expenses as a percentage of total revenue were 18.2% and 18.8% for the years ended December 31, 1999 and 1998, respectively.

     Non-rental equipment depreciation and amortization increased $14.9 million for the year ended December 31, 1999 when compared to the prior year. This increase was due primarily to the increase in goodwill amortization in connection with acquisitions completed during 1998 and 1999.

     Operating Income. Operating income increased $78.8 million for the year ended December 31, 1999 when compared to the prior year. Operating income as a percentage of total revenue was 21.8% and 18.1% for the years ended December 31, 1999 and 1998, respectively. These increases were due primarily to the higher percentage of revenue from equipment rentals in 1999.

     Other Income and Expense. Interest expense increased $48.4 million for the year ended December 31, 1999 when compared to the prior year. This increase was due primarily to the increase in debt incurred to finance acquisitions and the expansion of our rental fleet during 1998 and 1999. Interest expense is primarily attributable to borrowings under our senior credit facilities, notes issued to finance the purchase of equipment, subordinated notes issued to sellers of businesses we acquired and our senior subordinated notes issued in December 1998.

     Other income for the year ended December 31, 1999 includes a pre-tax gain of approximately $1.8 million from the sale in January of a lift truck dealership.

     Income Taxes. Our effective income tax rate was 41.5% and 43.2% for the years ended December 31, 1999 and 1998, respectively. The amount above statutory income tax rates is attributable primarily to non-deductible goodwill amortization for federal income tax purposes.

     Net Income. Net income increased $19.3 million for the year ended December 31, 1999 when compared to prior year. The increase in net income was due to the factors discussed above, offset by the charge related to the abandoned merger with RSC discussed above. Net income, excluding the charge related to the abandoned merger with RSC, would have been $34.2 million or $0.52 diluted earnings per share for the year ended December 31, 1999.

  Year Ended December 31, 1998

     The acquisitions completed during 1998 and 1997 significantly altered our cost structure primarily due to changes to owners' compensation, depreciation methodologies, interest expense and real estate costs. We believe that the pre-acquisition historical results of the acquired businesses are not indicative of future results. In addition, because we were only in operation for approximately four months during 1997 and acquired 32 businesses in 1998, meaningful comparison to the prior year cannot be made. As such, the following discussion of the historical results of operations does not set forth any prior year comparisons.

     Revenue. The following table sets forth our revenue by type for the year ended December 31, 1998 (in thousands, except percentages):

                                                          YEAR ENDED
                                                       DECEMBER 31, 1998
                                                      -------------------
Equipment rentals...................................  $150,668       63.7%
  Sale of equipment, merchandise, service, parts and
     supplies.......................................    85,730       36.3
                                                      --------      -----
                                                      $236,398      100.0%
                                                      ========      =====

     Equipment rental revenue as a percentage of total revenue was 63.7% for the year ended December 31, 1998 due primarily to the mix of revenue of companies acquired during the year.

     Gross Profit. Gross profit for the year ended December 31, 1998 was $94.4 million or 39.9% of total revenue. Our rental equipment depreciation as a percent of rental revenue was 16.2% for 1998. We financed approximately $115.5 million of our rental fleet with operating leases during 1998 resulting in reported depreciation expense below what it would have been had such fleet been purchased.

     Operating Expenses. Selling, general and administrative expenses for the year ended December 31, 1998 were $44.4 million or 18.8% of total revenue. Non-rental equipment depreciation and amortization for the year ended December 31, 1998 was $7.3 million or 3.1% of total revenue.

     Operating Income. Operating income for the year ended December 31, 1998 was $42.7 million or 18.1% of total revenue.

     Other Income and Expense. Interest expense for the year ended December 31, 1998 was $20.9 million or 8.8% of total revenue. Interest expense is primarily attributable to borrowings under our senior credit facilities for acquisitions and capital expenditures, the issuance of notes to finance the purchase of equipment, the issuance of subordinated notes to sellers in acquisitions and the issuance of senior subordinated notes.

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

     Our net cash provided by operations was $8.5 million for the year ended December 31, 1999 compared to $60.5 million for the year ended December 31, 1998. The decrease in cash provided by operations was due primarily to an increase in the working capital required as a result of our acquisitions and to fund our internal growth. Net cash used in investing activities was $317.3 million for the year ended December 31, 1999. Cash used in investing activities in 1999 was primarily a result of $221.4 million of purchases of rental equipment, $39.7 million for purchases of and improvements to property and equipment and net cash consideration of $151.8 million for the acquisition of businesses. Cash provided by financing activities was $303.5 million for year ended December 31, 1999 and was primarily a result of net borrowings under our senior credit facilities and the sale of perpetual convertible preferred stock.

     In July 1999, we increased our senior credit facilities from $500.0 million to $800.0 million consisting of a $300.0 million term loan due July 2006 and a $500.0 million revolving line of credit due July 2004. The senior credit facilities can be used to complete permitted acquisitions, make capital expenditures, enter into standby letters of credit or for working capital and other general corporate purposes. Borrowings under the revolving line of credit bear interest at either the BankBoston, N.A. base rate or, at our option, the Eurodollar market rate plus a percentage ranging from 1.5% to 2.5%. The term loan bears interest at 3.0% over the Eurodollar market rate. The percentage over the Eurodollar market rate is based on our financial performance as measured by the total funded debt ratio. The senior credit facilities are secured by a security interest in substantially all of our assets. The senior credit facilities also impose, among other covenants, a tangible assets to senior debt covenant, a restriction on all of our retained earnings including cash dividends, consent requirements on certain acquisitions and a restriction on the ratio of total funded debt to earnings before interest, income taxes, depreciation and amortization. On December 31, 1999, $323.0 million and $300.0 million of cash borrowings were outstanding under the revolving line of credit and term loan, respectively.

     In July and August 1999, we sold an aggregate of 100,000 shares of perpetual convertible preferred stock for an aggregate purchase price of $100.0 million to certain affiliates of Investcorp, S.A., a global investment group with a prior successful investment in the equipment rental industry. The 100,000 shares of preferred stock are convertible into approximately 14.3 million shares of our common stock at any time based on a liquidation preference of $1,000 per share of preferred stock and a conversion price of $7.00 per share of common stock. Proceeds from the private placement have been used to repay borrowings under our senior credit facilities.

     During 1999, we added $164.0 million of new equipment to our rental equipment fleet using operating leases. These operating leases have terms expiring over the next seven years.

     Our short-term cash requirements for our existing operations consist primarily of:

     - capital expenditures to maintain, modernize and expand our rental equipment inventory;

     - working capital requirements; and

     - repair and maintenance of rental equipment, purchase of merchandise inventory and other operating activities.

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

     During 1999, we opened 12 new locations in markets where we already had a presence. We estimate that the average aggregate capital costs associated with each such new location were in the range of $2.0 million to $4.5 million. We expect to open a total of approximately 22 new locations in 2000. We believe that cash generated from operations and borrowings under our senior credit facilities will be sufficient to fund these costs without the issuance of additional debt or equity securities.

     We are developing a management information system that became operational at certain locations in the fourth quarter of 1998. We estimate the total cost to complete development and installation of the system at our existing locations will range from $8.0 million to $10.0 million over the next 12 months and we believe cash generated from operations and borrowings under our senior credit facilities will be sufficient to fund these costs.

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

     Operating results may fluctuate due to other factors including, but not limited to:

     - changes in general economic conditions including changes in national, regional or local construction or industrial activities;

     - the timing of acquisitions and opening of new locations;

     - the timing of expenditures for new rental equipment and the disposition of used equipment;

     - competitive pricing pressures; and

     - changes in interest rates.

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

     The Company is required to adopt SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended by SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities -- Deferral of the Effective Date of FASB Statement No. 133." This statement is effective for all fiscal quarters of all fiscal years beginning after June 15, 2000. SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for the hedging activities. It requires that an entity shall recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. The Company believes that the adoption of SFAS No. 133 will not have a material impact on its financial position or results of operations.

YEAR 2000

     Since many computer systems and other equipment with embedded chips or microprocessors use only two digits to represent the year, these systems may be unable to process accurately certain data before, during or after the year 2000. As a result, business and governmental entities are at risk for possible miscalculations or systems failures causing disruptions in their business operations. This is commonly known as the "Y2K" issue. The Y2K issue concerns not only information systems used solely within a company, but also concerns third parties, such as customers, vendors and creditors, using information systems that may interact with or affect a company's operations.

     If needed remediations and conversions to the information systems are not made on a timely basis by our materially-significant customers or suppliers, we could be affected by business disruption, operational problems, financial loss, legal liability to third parties and similar risks, any of which could have a material adverse effect on our operations, liquidity or financial condition. Factors which could cause material differences in results, many of which are outside of our control, include, but are not limited to, the accuracy of representations by manufacturers of our information systems that their products are Y2K compliant, the ability of their companies' customers and suppliers to identify and resolve their own Y2K issues, and our ability to respond to unforeseen Y2K complications.

     As of the date hereof, we have not experienced any material disruption in our business or operations as a result of Y2K issues. However, there is no assurance that we will not experience disruptions in the future.

FORWARD-LOOKING STATEMENTS

     Certain statements and information in this Annual Report on Form 10-K may include "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including in particular the statements about our plans, strategies and prospects under the headings "Business" and "Management's Discussion and Analysis of Financial Condition and Results of Operations." These statements are based on our current plans and expectations and involve risks and uncertainties that could cause actual future activities and results to be materially different from those set forth in these forward-looking statements. Important factors that could cause actual results to differ materially from our forward-looking statements are set forth below and elsewhere in this Annual Report on Form 10-K. Such factors include, among others:

     - our substantial indebtedness and our ability to generate cash in order to service our indebtedness depends on many factors beyond our control;

     - the availability of additional capital on terms acceptable to us which could affect our ability to execute growth and operating strategies;

     - rising interest rates which could affect our ability to operate within the limitations imposed by financing arrangements;

     - our limited operating history makes it difficult to evaluate us, our growth strategy and our prospects in light of the risks, expenses and difficulties frequently encountered by companies in the early stages of development;

     - compliance with and future changes in safety and environmental regulation may increase expenses and liabilities;

     - claims for personal injury or death resulting from the use of our equipment or in connection with our operations may exceed our insurance coverage;

     - stock price volatility;

     - the ability to identify and complete acquisitions and open new locations on favorable terms;

     - the difficulty of integrating acquired companies which could affect our ability to derive synergies and achieve growth;

     - undiscovered liabilities of businesses acquired;

     - competition and seasonality in the equipment rental industry;

     - a downturn in the economy in general, or construction spending in particular, which could decrease demand for our equipment and drive down rental rates; and

     - other risks and uncertainties described in our other filings with the Securities and Exchange Commission.

     We make no commitment to disclose any revisions to forward-looking statements, or any fact, events or circumstances after the date hereof that may bear upon forward-looking statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Our exposure to market risk is limited primarily to the fluctuating interest rates associated with our variable rate indebtedness. Our variable interest rates are subject to interest rate changes in the United States and the Eurodollar market. At December 31, 1999, we had $659.0 million of variable rate indebtedness, representing approximately 67% of our total debt outstanding, at an average interest rate of 8.49%. In January 2000, the Company entered into a two-year modified interest rate swap contract to hedge the impact of interest rate fluctuations on certain variable rate debt. The Company does not hold or issue derivative financial instruments for trading or speculative purposes. The interest rate swap fixes the Eurodollar interest rate at 6.80% on $165.0 million of variable rate debt through January 30, 2002. The interest differential is paid or received on a monthly basis and recognized as a component of interest expense. The counterparty to the swap is a major financial institution and management believes that the risk of incurring credit losses is remote.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                         INDEX TO FINANCIAL STATEMENTS

                                                              PAGE
                                                              ----
THE REGISTRANT
Report of Independent Certified Public Accountants..........    19
Consolidated Balance Sheets at December 31, 1999 and 1998...    20
Consolidated Statements of Income for the years ended
  December 31, 1999 and 1998 and the period from August 14,
  1997 (inception) to December 31, 1997.....................    21
Consolidated Statement of Stockholders' Equity..............    22
Consolidated Statements of Cash Flows for the years ended
  December 31, 1999 and 1998 and the period from August 14,
  1997 (inception) to December 31, 1997.....................    23
Notes to Consolidated Financial Statements..................    24
Schedule II -- Valuation and Qualifying Accounts............    41

THE PREDECESSOR COMPANY
GABRIEL TRAILER MANUFACTURING COMPANY, INC.
Report of Independent Certified Public Accountants..........    42
Consolidated Balance Sheets as of March 31, 1997 and August
  31, 1998..................................................    43
Consolidated Statements of Income for the year ended March
  31, 1997 and the period from April 1, 1997 to August 31,
  1997......................................................    44
Consolidated Statement of Stockholders' Equity for the year
  ended March 31, 1997 and the period from April 1, 1997 to
  August 31, 1997...........................................    45
Consolidated Statements of Cash Flows for the year ended
  March 31, 1997 and the period from April 1, 1997 to August
  31, 1997..................................................    46
Notes to Consolidated Financial Statements..................    47

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To NationsRent, Inc.:

     We have audited the accompanying consolidated balance sheets of NationsRent, Inc. (a Delaware corporation) and subsidiaries as of December 31, 1999 and 1998, and the related consolidated statements of income, stockholders' equity and cash flows for the years ended December 31, 1999 and 1998 and for the period from August 14, 1997 (inception) to December 31, 1997. These financial statements and the schedule referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

     We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of NationsRent, Inc. and subsidiaries as of December 31, 1999 and 1998, and the results of their operations and their cash flows for the years ended December 31, 1999 and 1998 and for the period from August 14, 1997 (inception) to December 31, 1997 in conformity with accounting principles generally accepted in the United States.

     Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule listed in the index to financial statements is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

ARTHUR ANDERSEN LLP

Fort Lauderdale, Florida,
  March 7, 2000.

                               NATIONSRENT, INC.

                          CONSOLIDATED BALANCE SHEETS
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                    DECEMBER 31,
                                                              ------------------------
                                                                 1999          1998
                                                              ----------    ----------
                                        ASSETS
Cash and cash equivalents...................................  $    5,290    $   10,597
Accounts receivable, net of allowance for doubtful accounts
  of $7,605 and $4,732 at December 31, 1999 and 1998,
  respectively..............................................     124,207        72,951
Inventories.................................................      39,556        23,147
Prepaid expenses and other assets...........................      30,894        15,685
Deferred financing costs....................................      14,719         8,766
Rental equipment, net.......................................     574,846       382,573
Property and equipment, net.................................      68,394        37,839
Intangible assets related to acquired businesses, net.......     701,488       524,254
                                                              ----------    ----------
          Total Assets......................................  $1,559,394    $1,075,812
                                                              ==========    ==========
                         LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
  Accounts payable..........................................  $   72,727    $   68,177
  Accrued compensation and related taxes....................       5,039         4,901
  Accrued expenses and other liabilities....................      36,235        32,970
  Debt......................................................     989,428       678,035
  Income taxes payable......................................         777         3,115
  Deferred income taxes.....................................      41,801         6,384
                                                              ----------    ----------
          Total liabilities.................................   1,146,007       793,582
                                                              ----------    ----------
Commitments and Contingencies (Note 13)
Stockholders' Equity:
  Preferred stock -- $0.01 par value, 5,000,000 shares
     authorized:
     Series A convertible, $100,000 liquidation preference,
      100,000 shares issued and outstanding at December 31,
      1999..................................................           1            --
  Common stock -- $0.01 par value, 250,000,000 shares
     authorized, 56,844,414 and 55,618,023 shares issued and
     outstanding at December 31, 1999 and 1998,
     respectively...........................................         568           556
     Additional paid-in capital.............................     367,240       268,019
     Retained earnings......................................      45,578        13,655
                                                              ----------    ----------
          Total stockholders' equity........................     413,387       282,230
                                                              ----------    ----------
          Total Liabilities and Stockholders' Equity........  $1,559,394    $1,075,812
                                                              ==========    ==========

          The accompanying notes to consolidated financial statements are an integral part of these statements.

                               NATIONSRENT, INC.

                       CONSOLIDATED STATEMENTS OF INCOME
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                                     PERIOD FROM
                                                                                      AUGUST 14,
                                                                                         1997
                                                                   YEAR ENDED        (INCEPTION)
                                                                  DECEMBER 31,            TO
                                                              --------------------   DECEMBER 31,
                                                                1999        1998         1997
                                                              --------    --------   ------------
Revenue:
  Equipment rentals.........................................  $415,629    $150,668      $7,410
  Sales of equipment, merchandise, service, parts and
     supplies...............................................   142,792      85,730       1,895
                                                              --------    --------      ------
          Total revenue.....................................   558,421     236,398       9,305
                                                              --------    --------      ------
Cost of revenue:
  Cost of equipment rentals.................................   127,049      49,866       2,196
  Rental equipment depreciation and lease expense...........    87,358      30,681       1,526
  Cost of sales of equipment, merchandise, service, parts
     and supplies...........................................    94,594      61,455       1,691
                                                              --------    --------      ------
          Total cost of revenue.............................   309,001     142,002       5,413
                                                              --------    --------      ------
Gross profit................................................   249,420      94,396       3,892
Operating expenses:
  Selling, general and administrative expenses..............   101,873      44,411       1,081
  Expenses related to abandoned merger, net.................     3,932          --          --
  Non-rental equipment depreciation and amortization........    22,136       7,266         284
                                                              --------    --------      ------
Operating income............................................   121,479      42,719       2,527
                                                              --------    --------      ------
Other (income)/expense:
  Interest expense..........................................    69,479      21,063         760
  Interest income...........................................      (251)       (205)        (29)
  Other, net................................................    (2,320)       (401)         29
                                                              --------    --------      ------
                                                                66,908      20,457         760
                                                              --------    --------      ------
Income before provision for income taxes....................    54,571      22,262       1,767
  Provision for income taxes................................    22,648       9,608         766
                                                              --------    --------      ------
Net income..................................................  $ 31,923    $ 12,654      $1,001
                                                              ========    ========      ======
Net income per share:
  Basic.....................................................  $   0.57    $   0.37      $ 0.04
                                                              ========    ========      ======
  Diluted...................................................  $   0.49    $   0.37      $ 0.04
                                                              ========    ========      ======
Weighted average common shares outstanding:
  Basic.....................................................    56,137      33,999      25,000
                                                              ========    ========      ======
  Diluted...................................................    71,826      38,545      25,007
                                                              ========    ========      ======

          The accompanying notes to consolidated financial statements are an integral part of these statements.

                               NATIONSRENT, INC.

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                    PREFERRED STOCK        COMMON STOCK
                                                   ------------------   -------------------   ADDITIONAL
                                                   NUMBER OF            NUMBER OF              PAID-IN     RETAINED
                                                    SHARES     AMOUNT     SHARES     AMOUNT    CAPITAL     EARNINGS    TOTAL
                                                   ---------   ------   ----------   ------   ----------   --------   --------
Balance, August 14, 1997 (Inception).............        --      $--            --    $ --     $     --    $    --    $     --
Issuance of common stock (after giving effect to
  the stock split discussed in Note 1)...........        --      --     25,000,000     250       24,750         --      25,000
Net income.......................................        --      --             --      --           --      1,001       1,001
                                                    -------      --     ----------    ----     --------    -------    --------
Balance, December 31, 1997.......................        --      --     25,000,000     250       24,750      1,001      26,001
Additional capital contributions of the Company's
  founders.......................................        --      --             --      --       23,400         --      23,400
Proceeds from sale of common stock in a private
  placement......................................        --      --      5,118,694      51       27,549         --      27,600
Proceeds from sale of common stock, less issuance
  cost of $9,605.................................        --      --     13,000,000     130       94,265         --      94,395
Issuance of common stock, options and warrants in
  connection with acquisitions...................        --      --      5,542,812      55       48,125         --      48,180
Conversion of unsecured subordinated convertible
  promissory notes...............................        --      --      6,956,517      70       49,930         --      50,000
Net income.......................................        --      --             --      --           --     12,654      12,654
                                                    -------      --     ----------    ----     --------    -------    --------
Balance, December 31, 1998.......................        --      --     55,618,023     556      268,019     13,655     282,230
Proceeds from sale of preferred stock, less
  issuance cost of $8,927........................   100,000       1             --      --       91,072         --      91,073
Issuance of Common Stock in connection with
  acquisitions...................................        --      --        485,559       5        3,586         --       3,591
Conversion of unsecured subordinated convertible
  promissory notes...............................        --      --        740,832       7        4,563         --       4,570
Net income.......................................        --      --             --      --           --     31,923      31,923
                                                    -------      --     ----------    ----     --------    -------    --------
Balance, December 31, 1999.......................   100,000      $1     56,844,414    $568     $367,240    $45,578    $413,387
                                                    =======      ==     ==========    ====     ========    =======    ========

          The accompanying notes to consolidated financial statements are an integral part of this statement.

                               NATIONSRENT, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                                          FROM
                                                                   YEAR ENDED        AUGUST 14, 1997
                                                                  DECEMBER 31,       (INCEPTION) TO
                                                              --------------------    DECEMBER 31,
                                                                1999        1998          1997
                                                              --------    --------   ---------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income..................................................  $ 31,923    $ 12,654      $  1,001
Adjustments to reconcile net income to net cash provided by
  operating activities:
  Depreciation and amortization.............................    70,842      32,180         1,810
  Gain on sale of non-rental equipment......................      (186)         --            --
  Gain on sale of rental equipment..........................   (25,041)     (9,530)          (59)
  Gain on sale of lift truck dealership.....................    (1,818)         --            --
  Deferred income tax provision.............................    20,653       6,709           357
  Changes in operating assets and liabilities:
    Accounts receivable.....................................   (40,684)    (17,485)          334
    Inventories.............................................    (7,667)       (342)           83
    Prepaid expenses and other assets.......................   (12,780)     (8,312)         (296)
    Accounts payable........................................    (1,784)     43,412           776
    Accrued expenses and other liabilities..................   (23,628)        719          (428)
    Income taxes payable....................................    (1,326)        453           117
                                                              --------    --------      --------
    Net cash provided by operating activities...............     8,504      60,458         3,695
                                                              --------    --------      --------
CASH FLOWS FROM INVESTING ACTIVITIES, NET OF ACQUISITIONS:
  Acquisitions of businesses, net of cash acquired..........  (151,765)   (345,845)      (34,137)
  Proceeds from sale of lift truck dealership...............    23,315          --            --
  Purchases of rental equipment.............................  (221,394)   (118,798)       (2,461)
  Payment of contingent acquisition consideration...........      (500)         --            --
  Purchases of property and equipment.......................   (39,743)    (15,305)         (963)
  Proceeds from sale of rental equipment....................    71,774      36,602         1,159
  Proceeds from sale of non-rental equipment................     1,000          --            --
  Decrease in notes receivable from affiliates..............        --          --         1,358
                                                              --------    --------      --------
    Net cash used in investing activities...................  (317,313)   (443,346)      (35,044)
                                                              --------    --------      --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of common stock....................        --     121,995        25,000
  Capital contributions.....................................        --      23,400            --
  Proceeds from debt........................................   896,255     909,952        21,917
  Proceeds from issuance of preferred stock.................    91,073          --            --
  Payment of deferred financing costs.......................    (7,930)     (9,172)           --
  Repayments of debt........................................  (675,896)   (654,183)      (14,075)
                                                              --------    --------      --------
    Net cash provided by financing activities...............   303,502     391,992        32,842
                                                              --------    --------      --------
Net (decrease)/increase in cash and cash equivalents........    (5,307)      9,104         1,493
Cash and cash equivalents, beginning of period..............    10,597       1,493            --
                                                              --------    --------      --------
Cash and cash equivalents, end of period....................  $  5,290    $ 10,597      $  1,493
                                                              ========    ========      ========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
    Cash paid for interest..................................  $ 75,241    $ 13,737      $    621
                                                              ========    ========      ========
    Cash paid for income taxes..............................  $  3,342    $  3,033      $    390
                                                              ========    ========      ========
SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING
  ACTIVITIES:
  The Company acquired the net assets and assumed certain
    liabilities of certain businesses as follows:
    Total assets acquired, net of cash acquired.............  $271,620    $875,711      $ 78,629
    Total liabilities assumed...............................   (81,485)   (331,996)      (27,311)
  Amounts paid through the issuance of debt and future
    contractual payments....................................   (35,387)   (149,690)      (17,181)
  Amounts paid through the issuance of common stock, options
    and warrants............................................    (2,983)    (48,180)           --
                                                              ========    ========      ========
  Net cash paid.............................................  $151,765    $345,845      $ 34,137
                                                              ========    ========      ========

          The accompanying notes to consolidated financial statements are an integral part of these statements.

                               NATIONSRENT, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               DECEMBER 31, 1999

1.  ACCOUNTING POLICIES

BASIS OF PRESENTATION

     NationsRent, Inc. (the "Company") was incorporated in the state of Delaware on August 14, 1997 for the purpose of creating a nationally branded network of equipment rental locations offering a broad selection of equipment primarily to the construction and industrial segments of the equipment rental industry in the United States. The Company also sells used and new equipment, parts, merchandise and supplies, and provides maintenance and repair services.

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

CASH EQUIVALENTS

     The Company considers all highly liquid instruments with a maturity of three months or less when purchased to be cash equivalents. The Company had no cash equivalents at December 31, 1999 and 1998.

USE OF ESTIMATES

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. Significant estimates include the lives and salvage value of rental equipment, the allocation of purchase price of acquired businesses and the life of intangible assets related to the acquired businesses.

INVENTORIES

     Inventories, which consist of equipment, tools, parts and related merchandise supply items, are stated at the lower of cost or market. Cost is determined using the first-in, first-out (FIFO) method. Provision is made to reduce excess or obsolete inventories to their estimated net realizable value.

RENTAL EQUIPMENT

     Rental equipment purchased by the Company is recorded at cost and depreciated over the estimated useful life of the equipment using the straight-line method. The range of useful lives estimated by management for rental equipment is 18 to 120 months. Rental equipment is depreciated to a salvage value ranging from zero to ten percent of cost. Accumulated depreciation on rental equipment was $63,986,000 and $22,785,000 at December 31, 1999 and 1998, respectively. Depreciation expense of rental equipment was $46,713,000, $24,463,000 and $1,526,000 for the years ended December 31, 1999 and 1998 and the period from August 14, 1997 (inception) to December 31, 1997, respectively. Ordinary maintenance and repair costs are charged to operations as incurred. Expenditures that extend the useful life or increase the capacity, efficiency or safety of rental equipment are capitalized.

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

Buildings and improvements......................    10-39 years, not to exceed lease term
Furniture, fixtures and office equipment........                  3-7 years
Vehicles, delivery and shop equipment...........                 5-10 years

     Depreciation expense of property and equipment was $6,894,000, $2,109,000 and $104,000 for the years ended December 31, 1999 and 1998 and the period from August 14, 1997 (inception) to December 31, 1997, respectively. Ordinary maintenance and repair costs are charged to expense as incurred.

CAPITALIZED INTEREST

     Interest cost incurred on capital expenditures for assets constructed by the Company is capitalized and included in the cost of such assets. Total interest cost incurred by the Company was $70,412,000, $21,146,000 and $760,000 for the years ended December 31, 1999 and 1998 and the period from August 14, 1997 (inception) to December 31, 1997, respectively. Total interest capitalized was $933,000 and $83,000 for the years ended December 31, 1999 and 1998, respectively. There was no interest capitalized in the period from August 14, 1997 (inception) to December 31, 1997.

INTANGIBLE ASSETS RELATED TO ACQUIRED BUSINESSES

     Intangible assets are recorded at cost and are amortized using the straight-line method over their estimated useful lives of five years for covenants not to compete and 40 years for goodwill. The accumulated amortization of intangible assets was $20,579,000 and $5,337,000 at December 31, 1999 and 1998, respectively. Amortization expense of intangible assets was $15,242,000, $5,157,000 and $180,000 for the years ended December 31, 1999 and 1998 and the period from August 14, 1997 (inception) to December 31, 1997, respectively.

LONG-LIVED ASSETS

     The carrying value of long-lived assets, including goodwill and other intangibles, is reviewed if the facts and circumstances suggest that it may be impaired. If this review indicates that long-lived assets will not be recoverable, as determined based on the undiscounted cash flows of the entity acquired over the remaining amortization period, the Company's carrying value of the long-lived assets will be reduced by the amount by which carrying value exceeds fair value.

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

REVENUE RECOGNITION

     Rental revenue is recognized on a straight-line basis as earned during the rental contract period. Equipment rentals in the consolidated statements of income includes revenue earned on equipment rentals,

                               NATIONSRENT, INC.

rental equipment delivery and pick-up fees and fuel sales. Revenue from the sales of equipment, parts and supplies and retail merchandise is recognized at the time of delivery to, or pick-up by, the customer. When used rental equipment is sold, the related cost and accumulated depreciation are removed from the respective accounts. Proceeds from the sale and the related book value of the equipment sold are reported as revenue from sales of equipment, merchandise, service, parts and supplies and cost of sales of equipment, merchandise, service, parts and supplies, respectively, in the consolidated statements of income.

ADVERTISING

     Advertising costs are charged to expense as incurred. The Company incurred advertising costs of $15,319,000, $2,339,000 and $171,000 for the years ended December 31, 1999 and 1998 and the period from August 14, 1997 (inception) to December 31, 1997, respectively.

INCOME TAXES

     The Company accounts for income taxes under the liability method pursuant to Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes." Under the liability method, deferred tax assets and liabilities are determined based on differences between the financial reporting and tax bases of assets and liabilities using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. Recognition of deferred tax assets is limited to amounts considered by management to be more likely than not with respect to realization of those assets in future periods. The Company and its wholly-owned subsidiaries file a consolidated federal income tax return.

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

CONCENTRATIONS OF CREDIT RISK

     Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash investments and accounts receivable. The Company maintains cash and cash equivalents with high quality financial institutions. Concentrations of credit risk with respect to accounts receivable are limited because a large number of diverse customers make up the Company's customer base. No single customer represents greater than 10% of total accounts receivable. The Company controls customer credit risk through credit approvals, credit limits, and monitoring procedures.

STOCK-BASED COMPENSATION

     The Company accounts for stock compensation arrangements in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," ("APB No. 25") and accordingly, recognizes no compensation expense for the stock compensation arrangements since the stock options are granted at exercise prices at or greater than the fair value of the shares at the date of grant.

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

RECLASSIFICATIONS

     Certain amounts presented for the year ended December 31, 1998 and the period from August 14, 1997 (inception) to December 31, 1997 have been reclassified to conform to the 1999 presentation.

IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

     In March 1998, the American Institute of Certified Public Accountants ("AICPA") issued Statement of Position ("SOP") 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." SOP 98-1 establishes criteria for determining which costs of developing or obtaining internal-use computer software should be charged to expense and which should be capitalized. SOP 98-1 is effective for all transactions entered into in fiscal years beginning after December 15, 1998. The Company adopted SOP 98-1 effective January 1, 1999. The adoption of SOP 98-1 did not have a material effect on the Company's financial position or results of operations.

     In April 1998, the AICPA issued SOP 98-5, "Reporting on the Costs of Start-Up Activities." SOP 98-5 requires that all non-governmental entities expense costs of start-up activities, including pre-operating, pre-opening and organization activities, as those costs are incurred. The Company adopted SOP 98-5 effective January 1, 1999. The adoption of SOP 98-5 did not have a material effect on the Company's financial position or results of operations.

     The Company is required to adopt SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended by SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities -- Deferral of the Effective Date of FASB Statement No. 133." This statement is effective for all fiscal quarters of all fiscal years beginning after June 15, 2000. SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires that an entity shall recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. The Company believes that the adoption of SFAS No. 133 will not have a material impact on its financial position or results of operations.

2.  ACQUISITIONS

     The Company is building a nationally branded network of equipment rental locations. Pursuant to this strategy, the Company acquired 17 equipment rental businesses during 1999. The aggregate consideration for these businesses was $194,545,000 and consisted of (i) $156,175,000 of cash, (ii) $25,134,000 of convertible subordinated debt, (iii) $5,750,000 of subordinated debt, (iv) $4,503,000 of future contractual cash payments, and (v) 390,634 shares of the Company's common stock, $0.01 par value per share ("Common Stock"). The cash portion of the consideration was funded through borrowings under the Company's credit facility. The Company repaid or assumed outstanding indebtedness of the acquired companies in the aggregate amount of $64,720,000. The acquisitions have been accounted for using the purchase method and, accordingly, the acquired assets and assumed liabilities have been recorded at their estimated fair values as of the date of

                               NATIONSRENT, INC.

acquisition. Purchase accounting values for certain acquisitions have been assigned on a preliminary basis, and are subject to adjustment when additional information as to the fair values of the net assets acquired is available. The Company is awaiting information from third-party appraisers as to the fair value of certain rental equipment acquired and the final determination of certain liabilities assumed. The Company does not believe the final assignment of the fair value of the net assets acquired will have a significant impact on future operating results. The operations of the acquired businesses have been included in the Company's consolidated statements of income since the effective date of each respective acquisition.

     As a part of the purchase of a certain business during 1999, the Company acquired a dealership that sold new construction and agricultural equipment of a single manufacturer. The manufacturer of the equipment and the Company could not come to an agreement that would allow the Company to continue to operate that portion of the acquired business. Accordingly, the dealership portion of the acquired business has been accounted for as an asset held for sale for the year ended December 31, 1999 pursuant to the Emerging Issues Task Force Issue No. 87-11, "Allocation of Purchase Price to Assets to be Sold." The net assets of the dealership have been recorded in prepaid expenses and other assets in the accompanying consolidated balance sheet at December 31, 1999 and aggregate $6,606,000 less the estimated loss from operations expected during the holding period of September 1999 through April 2000 of $2,036,000. The fair value of the dealership assets were recorded based on management's estimate of the proceeds from the sale of such assets. The results of operations related to the dealership for the year ended December 31, 1999, which aggregated $1,645,000 of losses and $391,000 of interest expense on allocated debt, have been excluded from the Company's 1999 consolidated statement of income.

     The Company acquired 32 equipment rental businesses during 1998. The aggregate consideration for these businesses was $545,087,000 and consisted of
(i) $347,217,000 of cash, (ii) $115,821,000 of convertible subordinated debt,
(iii)$29,634,000 of subordinated debt, (iv) $4,235,000 of future contractual cash payments, (v) 5,542,812 shares of Common Stock, (vi) options to purchase 196,293 shares of Common Stock and (vii) warrants to purchase 100,000 shares of Common Stock. In addition, the Company repaid or assumed outstanding indebtedness of the acquired companies in the aggregate amount of $282,318,000.

     In connection with nine of the acquisitions, the Company has agreed to make future payments up to an aggregate of $39,331,000 in cash, subordinated notes, subordinated convertible notes and Common Stock to the former owners based on the achievement of certain future operating results of the acquired companies or market performance of the Common Stock. Such payments may be made at various times through December 2001. During 1999, the Company paid consideration of $650,000 of cash and 94,925 shares of Common Stock to former owners of a previously acquired business related to the achievement of certain operating results. The Company records amounts paid for contingent consideration as additional purchase price once they are incurred since the consideration is required regardless of the former owner's continued association with the Company.

     The following table sets forth the estimated fair value of the assets acquired and liabilities assumed for the aforementioned acquisitions:

                                                          YEAR ENDED
                                                         DECEMBER 31,
                                                     --------------------
                                                       1999        1998
                                                     --------    --------
                                                        (IN THOUSANDS)
Assets, including cash.............................  $122,739    $386,016
Goodwill...........................................   153,291     491,067
Liabilities........................................    81,485     331,996

                               NATIONSRENT, INC.

     The following table sets forth the unaudited pro forma consolidated results of operations for the years ended December 31, 1999 and 1998 giving effect to the aforementioned acquisitions completed during 1999 and 1998 as if such acquisitions had occurred on January 1, 1998 (in thousands, except per share data):

                                                          YEAR ENDED
                                                         DECEMBER 31,
                                                     --------------------
                                                       1999        1998
                                                     --------    --------
Revenue............................................  $637,760    $593,265
Net Income.........................................    39,234      27,332
Basic earnings per share...........................      0.70        0.48
Diluted earnings per share.........................      0.58        0.42

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

3.  PROPERTY AND EQUIPMENT

     Property and equipment, net consists of the following:

                                                          DECEMBER 31,
                                                       ------------------
                                                        1999       1998
                                                       -------    -------
                                                         (IN THOUSANDS)
Buildings and improvements...........................  $16,026    $10,530
Furniture, fixtures and office equipment.............   20,312     10,691
Vehicles, delivery and shop equipment................   25,363     17,819
Construction in progress.............................   15,538        971
                                                       -------    -------
                                                        77,239     40,011
Less: accumulated depreciation and amortization......   (8,845)    (2,172)
                                                       -------    -------
  Property and equipment, net........................  $68,394    $37,839
                                                       =======    =======

                               NATIONSRENT, INC.

4.  DEBT

     Debt consists of the following:

                                                                 DECEMBER 31,
                                                              -------------------
                                                                1999       1998
                                                              --------   --------
Notes payable to financial institutions:
  Term loan.................................................  $300,000   $151,000
  Revolving credit facility.................................   322,960    174,900
10.375% Senior Subordinated Notes due December 15, 2008 with interest due semi-annually each June 15 and December 15,
  beginning June 15, 1999...................................   175,000    175,000
Subordinated promissory notes, bearing interest at 6.0% to
  8.5%, interest payable quarterly and maturities through
  November 2002.............................................     7,303      2,923
Subordinated convertible promissory notes, bearing interest
  at 6.0% to 8.5%, interest payable quarterly and maturities
  through December 2006.....................................    96,730     76,511
Rental equipment financing obligations, secured by
  equipment, payable in monthly installments, through April
  2002, capitalized by the Company..........................    17,721     26,038
Note payable, with interest at the commercial paper rate
  plus 2.05% to 2.25%, payable in monthly installments
  through September 2004, secured by equipment..............    11,667     14,375
Note payable, with interest at the London Interbank Offered
  Rate plus 2.75%, payable in monthly installments through
  March 2000, secured by equipment..........................    17,541     32,155
Note payable, with interest at 6.63%, payable in quarterly
  installments through July 2001............................       857      1,566
Equipment notes, bearing interest at 6.2% to 9.25% or at the
  Prime Rate less 0.25%, payable in various monthly
  installments through April 2003, secured by equipment.....    39,577     23,240
Other.......................................................        72        327
                                                              --------   --------
          Total debt........................................  $989,428   $678,035
                                                              ========   ========

     Notes payable to financial institutions at December 31, 1999 consist of amounts due under the Company's credit facility (the "Credit Facility") with a syndicate of lenders to provide for cash borrowings and letters of credit. The Credit Facility can be used to complete permitted acquisitions, make capital expenditures, enter into standby letters of credit, or for working capital and other general corporate purposes. As of December 31, 1999, the Credit Facility included a term loan of $300,000,000 (the "Term Loan") and a revolving credit facility with an aggregate commitment of up to $500,000,000 (the "Revolver"). The Revolver has a five-year term scheduled to expire in July 2004 and the Term Loan has a seven-year term scheduled to expire in July 2006. Borrowings under the Revolver bear interest at either the BankBoston base rate or, at the Company's option, the Eurodollar market rate plus a percentage ranging from 1.50% to 2.50%. The Term Loan bears interest at 3.00% over the Eurodollar market rate. The percentage over the Eurodollar market rate is based on the Company's financial performance as measured by the total funded debt ratio. The interest rate for the Revolver and the Term Loan was 8.5% at December 31, 1999. The Credit Facility is secured by a security interest in substantially all of the assets of the Company. The Credit Facility also imposes, among other covenants, a tangible assets to senior debt covenant, a restriction on all of the Company's retained earnings including the declaration and payment of cash dividends, consent requirements on certain acquisitions and a restriction on the ratio of total funded debt to earnings before interest, income taxes, depreciation and amortization. The Company had no letters of credit outstanding under the Credit Facility at December 31, 1999.

                               NATIONSRENT, INC.

     In December 1998, the Company issued $175,000,000 aggregate principal amount of 10.375% Senior Subordinated Notes due 2008 (the "Notes") in a private placement transaction. In February 1999, the Company completed an exchange offer to replace its privately issued Notes with publicly registered notes. At any time on or after December 15, 2003, the Notes are redeemable at the option of the Company at redemption prices ranging from 105.188% of par to 100.000% of par. At any time on or prior to December 15, 2001, at the option of the Company, up to 35% of the Notes are redeemable from the proceeds of certain equity offerings at a redemption price of 110.375% of par. The indenture governing the Notes contains covenants restricting additional indebtedness, certain payments, asset sales, liens, mergers and consolidations and transactions with affiliates. The Notes are guaranteed, on a senior subordinated basis, by substantially all of the Company's existing subsidiaries (the "Subsidiary Guarantors"). Each subsidiary that will be organized in the future by the Company, unless such subsidiary is designated as an unrestricted subsidiary, will guarantee the Notes on a senior subordinated basis. The subsidiary guarantees are joint and several, full and unconditional and general unsecured obligations of the Subsidiary Guarantors. At present, the Subsidiary Guarantors comprise all of the direct and indirect wholly-owned subsidiaries of the Company. The subsidiary guarantees are subordinated in right of payment to all existing and future senior debt of the Subsidiary Guarantors, including the Credit Facility, and are also effectively subordinated to all secured obligations of the Subsidiary Guarantors to the extent of the assets securing such obligations, including the Credit Facility. Furthermore, the indenture governing the Notes permits Subsidiary Guarantors to incur additional indebtedness, including senior debt, subject to certain limitations. The Company has not presented separate financial statements and other disclosures concerning each of the Subsidiary Guarantors because management has determined that such information is not material to investors. The fair value of the Notes based on a quoted market price, approximates $174,528,000 at December 31, 1999.

     The subordinated promissory notes and the subordinated convertible promissory notes were issued in connection with the acquisition of certain businesses. The convertible notes have features that allow the holder to convert the principal of the note, or a portion thereof, into Common Stock with various exercise prices ranging between $7.76 and $12.50 per share.

     Rental equipment financing obligations consist of leases which meet the criteria for treatment as capital leases under generally accepted accounting principles. The total amount of assets recorded under these leases is $20,829,000 and $23,149,000 and the accumulated depreciation related to these assets is $3,527,000 and $1,468,000 at December 31, 1999 and 1998, respectively. Future minimum lease payments under capital leases at December 31, 1999 total $8,725,000, $7,458,000 and $3,017,000 for the years ending December 31, 2000,
2001, and 2002, respectively. There are no payments under capital leases subsequent to the year ending December 31, 2002. The amount representing interest relating to these lease payments is $1,479,000. Amortization relating to these assets is included in rental equipment depreciation.

     The aggregate maturities of debt, including the principal portion of rental equipment financing obligations, is $51,214,000, $30,870,000, $25,046,000,
$66,534,000 and $346,156,000 for the five years ending December 31, 2000, 2001,
2002, 2003 and 2004, respectively, and $469,607,000 thereafter. The amortization of deferred financing and debt issuance costs was $1,977,000, $451,000 and $3,000 for the years ended December 31, 1999 and 1998 and the period from August 14, 1997 (inception) to December 31, 1997, respectively.

5.  STOCKHOLDERS' EQUITY

PREFERRED STOCK

     The Company has authorized 5,000,000 shares of $0.01 par value preferred stock. In July and August 1999, pursuant to a Preferred Stock Purchase Agreement, the Company sold an aggregate of 100,000 shares of Series A Convertible Preferred Stock ("Preferred Stock") to NR Holdings Limited and NR Investments Limited, affiliates of Investcorp, S.A., for an aggregate price of $100,000,000. The net proceeds of the sale of

                               NATIONSRENT, INC.

the Preferred Stock were used to pay down amounts outstanding under the Credit Facility. The 100,000 shares of Preferred Stock are convertible into 14,285,714 shares of Common Stock based on a liquidation preference of $1,000 per share of Preferred Stock and a conversion price of $7.00 per share of Common Stock. The holders of the Preferred Stock were granted certain demand and piggy-back registration rights with respect to the shares of the Company's Common Stock issuable upon conversion of the Preferred Stock, pursuant to a Registration Rights Agreement among the Company, NR Holdings Limited, NR Investments Limited and certain of the Company's stockholders. The terms of the Preferred Stock are set forth in the Certificate of Designation filed as an exhibit to the Annual Report on Form 10-K along with the Preferred Stock Purchase Agreement and the Registration Rights Agreement.

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

     In December 1998, the Company converted $50,000,000 of unsecured subordinated convertible promissory notes issued in connection with the acquisition of Ray L. O'Neal, Inc. and Arenco, L.L.C. (collectively "A-1 Rental") into 6,956,517 shares of Common Stock at a price of $7.1875 per share.

     During 1999, the Company converted $4,070,000 and $500,000 of unsecured subordinated convertible promissory notes issued in connection with four acquisitions into 678,332 and 62,500 shares of Common Stock at a price of $6.00 and $8.00 a share, respectively.

6.  INCOME TAXES

     The components of the provision for federal and state income taxes are summarized as follows:

                                                                              PERIOD FROM
                                                         YEAR ENDED         AUGUST 14, 1997
                                                        DECEMBER 31,        (INCEPTION) TO
                                                      -----------------      DECEMBER 31,
                                                       1999       1998           1997
                                                      -------    ------   -------------------
                                                                  (IN THOUSANDS)
Current.............................................  $ 1,995    $2,899          $409
Deferred............................................   20,653     6,709           357
                                                      -------    ------          ----
                                                      $22,648    $9,608          $766
                                                      =======    ======          ====
Federal.............................................  $20,353    $8,087          $602
State...............................................    2,295     1,521           164
                                                      -------    ------          ----
                                                      $22,648    $9,608          $766
                                                      =======    ======          ====

                               NATIONSRENT, INC.

     A reconciliation of the statutory federal income tax rate to the effective income tax rate is as follows:

                                                                            PERIOD FROM
                                                            YEAR ENDED    AUGUST 14, 1997
                                                           DECEMBER 31,    (INCEPTION) TO
                                                           ------------     DECEMBER 31,
                                                           1999    1998         1997
                                                           ----    ----   ----------------
                                                                   (IN THOUSANDS)
Federal statutory income tax rate........................  35.0%   35.0%        34.0%
Add:
Non-deductible goodwill amortization.....................   3.6     3.0          3.0
State income taxes, net of federal tax benefit...........   2.7     4.4          6.1
Other, net...............................................   0.2     0.8          0.3
                                                           ----    ----         ----
                                                           41.5%   43.2%        43.4%
                                                           ====    ====         ====

     Deferred income taxes reflect the tax effects of temporary differences between the carrying value of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The significant components of deferred tax assets and liabilities are as follows:

                                                                  DECEMBER 31,
                                                              --------------------
                                                                1999        1998
                                                              --------    --------
                                                                 (IN THOUSANDS)
Deferred tax assets:
  Accrued liabilities and other reserves....................  $  6,521    $  3,292
  Bad debt provision not currently deductible...............     2,144       1,300
  Net operating loss carryforwards..........................    31,990       9,071
  Alternative minimum tax and other credits.................     3,708       3,578
  Valuation allowance.......................................    (6,132)     (4,689)
                                                              --------    --------
                                                                38,231      12,552
                                                              --------    --------
Deferred tax liabilities:
  Depreciation and amortization.............................   (78,609)    (18,492)
  Other.....................................................    (1,423)       (444)
                                                              --------    --------
                                                               (80,032)    (18,936)
                                                              --------    --------
  Net deferred income tax liabilities.......................  $(41,801)   $ (6,384)
                                                              ========    ========

     At December 31, 1999, the Company had net operating loss carryforwards for federal and state income tax purposes of $82,029,000, of which $6,770,000 related to certain of the equipment rental companies acquired by the Company, that expire in the years 2006 through 2019. The net operating loss carryforwards of the companies acquired by the Company are subject to restrictions in accordance with Internal Revenue Code Section 382, and the ultimate utilization of the net operating loss carryforwards is further limited based upon the future profitability of the acquired entities. For financial reporting purposes, a valuation allowance of $2,640,000 has been recognized to offset the deferred tax asset related to the net operating loss carryforwards obtained in connection with these acquisitions.

     At December 31, 1999, the Company had alternative minimum tax credit and general business credit carryforwards of $3,613,000, of which $1,618,000 relate to certain of the equipment rental companies acquired by the Company. These credits are for federal income tax purposes that are available to offset future regular income tax that is in excess of the alternative minimum tax in such year. Limitations similar to those restricting the use of the net operating loss carryforwards of the companies acquired by the Company also restrict the use of tax credit carryforwards of such companies. For financial reporting purposes, a valuation allowance of $1,618,000 has been recognized to offset the deferred tax asset related to the tax credit carryforwards obtained in connection with these acquisitions.

                               NATIONSRENT, INC.

     The valuation allowance for deferred tax assets is $6,132,000 and $4,689,000 at December 31, 1999 and 1998, respectively. The change in the valuation allowance for the current year is primarily due to purchase accounting adjustments for certain acquisitions recorded in 1999 and 1998. The change in the valuation allowance offsets the net deferred tax assets recorded from these acquisitions. In the event the valuation allowance is not required, a reduction to goodwill will be recorded in accordance with SFAS No. 109.

7.  EARNINGS PER SHARE

     The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share data):

                                                                                     PERIOD FROM
                                                                  YEAR ENDED       AUGUST 14, 1997
                                                                 DECEMBER 31,       (INCEPTION) TO
                                                              ------------------     DECEMBER 31,
                                                               1999       1998           1997
                                                              -------   --------   ----------------
Numerator:
Net income..................................................  $31,923   $ 12,654        $1,001
Interest expense on convertible subordinated debt, net of
  income taxes..............................................    3,203      1,416            --
                                                              -------   --------        ------
Numerator -- diluted earnings per share.....................  $35,126   $ 14,070        $1,001
                                                              =======   ========        ======
Denominator:
  Denominator for basic earnings per
     share -- weighted-average shares.......................   56,137     33,999        25,000
  Effect of dilutive securities:
     Convertible subordinated debt..........................    9,305      4,381            --
     Convertible preferred stock............................    6,057         --            --
     Employee stock options.................................      327        165             7
                                                              -------   --------        ------
  Denominator for diluted earnings per share -- adjusted
     weighted-average shares................................   71,826     38,545        25,007
                                                              =======   ========        ======
Basic earnings per share....................................  $  0.57   $   0.37        $ 0.04
                                                              =======   ========        ======
Diluted earnings per share..................................  $  0.49   $   0.37        $ 0.04
                                                              =======   ========        ======

     Options and warrants to purchase 1,667,501, 1,898,440 and 113,752 shares of Common Stock were outstanding at December 31, 1999, 1998 and 1997, respectively, but were not included in the computation of diluted earnings per share because the exercise prices of such options and warrants were greater than the average fair value of the common shares and, therefore, the effect would be antidilutive.

8.  STOCK OPTIONS

     In August, 1998, the Board of Directors and stockholders of the Company approved the NationsRent 1998 Stock Option Plan (the "1998 Plan"), which authorized the grant of options to directors (employee and non-employee) and employees of the Company for up to 5,000,000 shares of Common Stock. In July 1999, the Board of Directors and stockholders of the Company authorized an increase of the shares available for grant under the 1998 Plan to 7,000,000 shares. In addition, the Company has granted to certain employees 1,087,571 options to purchase shares of Common Stock prior to the adoption of the 1998 Plan (the "Pre-Plan Options"). The exercise price per share for all options granted was based on the estimated fair value of the Company's common stock at the time of the grant. As such, no compensation cost has been recognized for these stock options. During 1999 and 1998, a total of 2,415,219 and 3,496,671 stock options were granted with exercise prices ranging from $5.56 to $7.38 and $4.40 to $8.00 per share, respectively.

                               NATIONSRENT, INC.

     In connection with the acquisition of Logan Equipment Corporation ("Logan"), the Company assumed outstanding options to purchase shares of stock in Logan, which were granted under the Logan 1998 Stock Option Plan, and converted them into options to purchase 196,293 shares of Common Stock with an exercise price of $0.86 per share. See Note 2. In December 1999, pursuant to the acquisition agreement with Logan, these options were automatically converted into options to purchase 291,347 shares of Common Stock with an exercise price of $0.58 per share as a result of certain market performance criteria relating to the Common Stock.

     Pro forma information regarding net income and earnings per share is required by SFAS No. 123, "Accounting for Stock Based Compensation", as if the Company had accounted for its granted employee stock options under the fair value method of SFAS No. 123. The Company's pro forma net income, pro forma earnings per share and pro forma weighted average fair value of options granted (with related assumptions) would have been as follows:

                                                                                      PERIOD FROM
                                                                  YEAR ENDED        AUGUST 14, 1997
                                                                 DECEMBER 31,       (INCEPTION) TO
                                                              ------------------     DECEMBER 31,
                                                                1999      1998           1997
                                                              --------   -------   -----------------
                                                              (IN THOUSANDS, EXCEPT PER SHARE DATA)
Pro forma net income........................................  $26,398    $9,562          $ 978
Pro forma net income per share:
  Basic.....................................................  $  0.47    $ 0.28          $0.04
  Diluted...................................................  $  0.41    $ 0.28          $0.04
Pro forma weighted average fair value of options granted....  $  3.40    $ 5.03          $2.86
Expected life (years).......................................        6         6              7
Risk-free interest rate.....................................     6.20%     5.47%          6.00%
Expected volatility.........................................    68.04%    78.15%         75.00%
Dividend yield..............................................     0.00%     0.00%          0.00%

     The weighted average grant date fair value of options issued in the year ended December 31, 1998 whose exercise price equals and exceeds the market price of the stock on the grant date is $5.10 and $0.68, respectively.

     As of December 31, 1999, a total of 8,283,916 shares of Common Stock have been reserved for issuance of options to purchase shares of Common Stock with 2,302,573 remaining available for grant. A summary of the Company's outstanding stock option activity, and related information, for the years ended December 31, 1999 and 1998 and the period from August 14, 1997 (inception) to December 31, 1997 is as follows:

                                                                            WEIGHTED
                                                                            AVERAGE
                                                                OPTIONS     EXERCISE
                                                              OUTSTANDING    PRICE
                                                              -----------   --------
Balance at August 14, 1997..................................          --     $  --
  Granted...................................................     282,527      3.54
  Canceled..................................................          --        --
  Exercised.................................................          --        --
                                                               ---------     -----
Balance at December 31, 1997................................     282,527      3.54
  Granted...................................................   3,692,964      6.77
  Canceled..................................................    (107,502)     6.11
  Exercised.................................................          --        --
                                                               ---------     -----
Balance at December 31, 1998................................   3,867,989      6.55
  Granted...................................................   2,706,566      5.76
  Canceled..................................................    (593,212)     5.13
  Exercised.................................................          --        --
                                                               ---------     -----
Balance at December 31, 1999................................   5,981,343     $6.06
                                                               =========     =====

                               NATIONSRENT, INC.

     Generally, options granted have ten year terms and vest in equal increments over a three or four year period commencing on the first anniversary of the date of grant, except for options granted to non-employee directors of the Company which are fully exercisable at the time of grant. At December 31, 1999, 390,000 options had been granted to non-employee directors of the Company. Options granted under the 1998 Plan and Pre-Plan Options expire upon termination of employment or service on the board. The following table summarizes information concerning outstanding and exercisable options as of December 31, 1999:

                                                      OPTIONS OUTSTANDING              OPTIONS EXERCISABLE
                                             --------------------------------------   ----------------------
                                                             WEIGHTED
                                                              AVERAGE      WEIGHTED                 WEIGHTED
                 RANGE OF                                    REMAINING     AVERAGE                  AVERAGE
                 EXERCISE                      NUMBER       CONTRACTUAL    EXERCISE     NUMBER      EXERCISE
                  PRICES                     OUTSTANDING   LIFE (YEARS)     PRICE     EXERCISABLE    PRICE
                 --------                    -----------   -------------   --------   -----------   --------
$0.58-5.50.................................     778,019          8.23       $2.87        331,236     $2.56
 5.51-5.56.................................   1,907,772          9.48        5.56          9,318      5.51
 5.63-6.67.................................   1,387,141          8.73        6.13        388,534      6.14
 6.75-8.00.................................   1,908,411          8.65        7.80        611,497      7.87
                                              ---------                                ---------
                                              5,981,343          8.88        6.06      1,340,585      6.04
                                              =========                                =========

9.  COMPREHENSIVE INCOME

     The objective of reporting comprehensive income is to disclose all changes in equity of an enterprise that result from transactions and other economic events in a period other than transactions with owners. The comprehensive income of the Company was equal to net income for all periods presented.

10.  NON-RECURRING ITEMS

     In January 1999, the Company received net proceeds of $23,315,000 related to the sale of a lift truck dealership acquired as part of an acquisition made in April 1998. The carrying value of the tangible assets sold was $16,059,000 resulting in proceeds in excess of carrying value of $7,256,000. The Company recorded a pre-tax gain of $1,818,000 based on the increase in value of the dealership since the date of acquisition. The remaining $5,438,000 of proceeds in excess of carrying value was recorded as a reduction of goodwill. The Company continues to evaluate the carrying value of its goodwill for impairment in accordance with SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of."

     In January 1999, the Company entered into an Agreement and Plan of Merger (the "Merger Agreement") with Rental Service Corporation ("RSC"), a Delaware corporation, pursuant to which the Company was to be merged with and into RSC with RSC continuing as the surviving corporation to be named RSC NationsRent. On May 20, 1999, the Company entered into a Termination and Release Agreement (the "Termination Agreement"), with RSC, pursuant to which the Company and RSC mutually agreed to terminate the Merger Agreement and to abandon the proposed merger between the parties. As part of the Termination Agreement, RSC paid the Company $6,000,000 as reimbursement of out-of-pocket costs and expenses incurred in connection with the proposed merger. The Company recorded a pre-tax charge of $3,932,000 in the second quarter of 1999 for the un-reimbursed portion of expenses incurred related to the proposed merger.

                               NATIONSRENT, INC.

11.  RELATED PARTY TRANSACTIONS

     The Company leases certain properties from TTG Properties, a general partnership controlled by one of the directors of the Company. Rental expense for such properties totaled $907,000, $511,000 and $160,000 for the years ended December 31, 1999 and 1998 and the period from August 14, 1997 (inception) to December 31, 1997, respectively.

     The Company leases certain office space from Boca Resorts, Inc. ("Boca Resorts"). Lease payments for such space totaled $568,000 and $313,000 for the years ended December 31, 1999 and 1998, respectively. In addition, the Company leases certain other facilities and related services from the Arena Operating Company, which is controlled by Boca Resorts, with lease payments totaling $106,000 and $125,000 for the years ended December 31, 1999 and 1998. There were no lease payments made to Boca Resorts or the Arena Operating Company in the period from August 14, 1997 (inception) to December 31, 1997. Two of the Company's directors serve as directors of Boca Resorts, one of which controls a majority of the voting interests of Boca Resorts.

     The Company has purchased certain building construction services from Alvada Construction, Inc. ("Alvada"), which totaled $411,000 and $1,162,000 for the years ended December 31, 1999 and 1998, respectively. There were no payments made to Alvada in the period from August 14, 1997 (inception) to December 31, 1997. The principal shareholder of Alvada is directly related to a certain officer and director of the Company.

     The Company leases certain facilities and related services from South Florida Stadium Corporation at Pro Player Stadium which is owned by one of the Company's directors. Lease payments for such facilities totaled $201,000 and $212,000 for the years ended December 31, 1999 and 1998, respectively. There were no lease payments made to South Florida Stadium Corporation in the period from August 14, 1997 (inception) to December 31, 1997.

     In connection with the acquisition of A-1 Rental in 1998, the Company issued subordinated debt to and leases certain facilities from a previous owner who became an officer of the Company. Interest payments on such subordinated debt totaled $157,000 for the year ended December 31, 1998. There were no interest payments made on such subordinated debt in the year ended December 31, 1999. Lease payments for such facilities totaled $1,531,000 and $325,000 for the years ended December 31, 1999 and 1998, respectively.

     In connection with the acquisition of Sam's Equipment Rental, Inc. and Gabriel Trailer Manufacturing Company, Inc., the Company issued subordinated debt to a previous owner who became a director of the Company. Interest payments related to this debt totaled $263,000, $336,000 and $115,000 for the years ended December 31, 1999 and 1998 and the period from August 14, 1997 (inception) to December 31, 1997, respectively.

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

12.  RETIREMENT PLAN

     In November 1998, the Company adopted the NationsRent 401(k) Retirement Plan (the "Plan") which allows its eligible employees to make contributions, up to a certain limit, to the Plan on a tax-deferred basis under Section 401(k) of the Internal Revenue Code of 1986, as amended. Eligible employees are those who are expected to complete 1,000 hours of service in each calendar year, are over twenty-one years of age and

                               NATIONSRENT, INC.

have 60 days of service with the Company. The Company may, at its discretion, make matching contributions to the Plan out of its profits for the plan year. The Company made matching contributions of $1,059,000 and $33,000 to the Plan for the years ended December 31, 1999 and 1998, respectively.

13.  COMMITMENTS AND CONTINGENCIES

OPERATING LEASES

     The Company leases rental equipment, real estate and certain office equipment under operating leases. Certain real estate leases require the Company to pay maintenance, insurance, taxes and certain other expenses in addition to the stated rentals. Future minimum lease payments under noncancelable operating leases at December 31, 1999 total $81,796,000, $80,958,000, $79,649,000,
$75,269,000 and $67,529,000 for the years ending December 31, 2000, 2001, 2002,
2003 and 2004, respectively and $117,106,000 thereafter. Lease expense under noncancelable operating leases was $60,248,000, $12,586,000 and $410,000 for the years ended December 31, 1999 and 1998 and the period from August 14, 1997 (inception) to December 31, 1997, respectively.

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

ENVIRONMENTAL MATTERS

     The Company and its operations are subject to various laws and related regulations governing environmental matters. Under such laws, an owner or operator of real estate may be liable for the costs of removal or remediation of certain hazardous or toxic substances located on or in, or emanating from, such property, as well as investigation of property damage. As part of the Company's acquisition due diligence and prior to leasing any new facilities, the Company performs extensive environmental analyses on the sites to be operated by the Company. Any required remediation has typically been the responsibility of the prior owner or landlord. The Company does not believe there are currently any environmental liabilities which should be recorded or disclosed in its financial statements. The Company believes the possibility is remote that its compliance with various laws and regulations relating to the protection of the environment will have a material effect on its capital expenditures, future earnings or financial position.

                               NATIONSRENT, INC.

14.  QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

     The following tables set forth the Company's condensed consolidated statements of income by quarter for the years ended December 31, 1999 and 1998 and the period from August 14, 1997 (inception) to December 31, 1997.

                                                         FIRST      SECOND     THIRD      FOURTH
                                                        QUARTER    QUARTER    QUARTER    QUARTER
                                                        --------   --------   --------   --------
                                                          (IN THOUSANDS, EXCEPT PER SHARE DATA)
1999
Revenue...............................................  $102,315   $130,309   $154,895   $170,902
Gross profit..........................................    43,212     56,940     72,155     77,113
Operating income......................................    19,640     23,534     37,691     40,614
Net income............................................  $  4,317   $  4,657   $ 11,864   $ 11,085
                                                        ========   ========   ========   ========
Basic net income per share............................  $   0.08   $   0.08   $   0.21   $   0.20
                                                        ========   ========   ========   ========
Diluted net income per share..........................  $   0.08   $   0.08   $   0.17   $   0.15
                                                        ========   ========   ========   ========

                                                         FIRST      SECOND     THIRD      FOURTH
                                                        QUARTER    QUARTER    QUARTER    QUARTER
                                                        --------   --------   --------   --------
                                                          (IN THOUSANDS, EXCEPT PER SHARE DATA)
1998
Revenue...............................................  $  9,039   $ 35,359   $ 68,330   $123,670
Gross profit..........................................     3,049     12,268     30,571     48,508
Operating income......................................       845      4,554     15,271     22,049
Net income............................................  $     93   $  1,200   $  5,561   $  5,800
                                                        ========   ========   ========   ========
Basic net income per share............................  $   0.00   $   0.04   $   0.15   $   0.13
                                                        ========   ========   ========   ========
Diluted net income per share..........................  $   0.00   $   0.04   $   0.14   $   0.12
                                                        ========   ========   ========   ========

                                                                     FROM
                                                                AUGUST 14, 1997
                                                              (INCEPTION) THROUGH
                                                                 SEPTEMBER 30,
                                                                     1997            FOURTH QUARTER
                                                              -------------------    --------------
                                                              (IN THOUSANDS, EXCEPT PER SHARE DATA)
1997
Revenue.....................................................        $2,841               $6,464
Gross profit................................................         1,860                2,032
Operating income............................................         1,510                1,017
Net income..................................................        $  806               $  195
                                                                    ======               ======
Basic and diluted net income per share......................        $ 0.03               $ 0.01
                                                                    ======               ======

15.  SUBSEQUENT EVENTS

     The Company has completed three acquisitions of rental equipment businesses since December 31, 1999 for aggregate consideration of $20,796,000. Such consideration consisted of $17,321,000 of cash and $3,475,000 of convertible subordinated debt. The cash portion of the consideration was funded through borrowings under the Credit Facility. In addition, the Company repaid or assumed outstanding indebtedness of the acquired companies in the aggregate amount of $10,620,000. Each of the acquisitions has been accounted for using the purchase method.

                               NATIONSRENT, INC.

     In January 2000, the Company entered into a two-year modified interest rate swap contract to hedge the impact of interest rate fluctuations on certain variable debt. The interest rate swap fixes the Eurodollar interest rate at 6.80% on $165,000,000 of variable rate debt through January 2002. The interest differential is paid or received on a monthly basis and recognized as a component of interest expense.

     In February 2000, the Company paid consideration of $10,000,000 of cash and 1,721,664 shares of Common Stock to a former owner of a previously acquired business related to the achievement of certain operating results. Such amounts will be recorded as additional purchase price.

                               NATIONSRENT, INC.

                 VALUATION AND QUALIFYING ACCOUNT AND RESERVES

                                  SCHEDULE II
                                 (IN THOUSANDS)

                                                       BALANCE     CHARGED
                                                         AT        TO COSTS    ACCOUNTS                 BALANCE
                                                      BEGINNING      AND       WRITTEN                 AT END OF
DESCRIPTIONS                                          OF PERIOD    EXPENSES      OFF       OTHER(a)      YEAR
------------                                          ---------    --------    --------    --------    ---------
Year ended December 31, 1999
  Allowance for Doubtful Accounts...................   $4,732       $3,698     $(2,287)     $1,462      $7,605
Year ended December 31, 1998
  Allowance for Doubtful Accounts...................      587        1,436      (1,784)      4,493       4,732
Period ended December 31, 1997......................       --(b)        --         (40)        627         587

---------------

(a) Represents allowance for doubtful accounts of acquired companies.
(b) August 14, 1997 (Inception)

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

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Gabriel Trailer Manufacturing Company, Inc. and subsidiary as of March 31, 1997 and August 31, 1997, and the results of their operations and their cash flows for the year ended March 31, 1997 and for the period from April 1, 1997 through August 31, 1997 in conformity with accounting principles generally accepted in the United States.

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

                                                  RELATED PARTY     OTHER        TOTAL
                                                  -------------    --------    ----------
1998............................................   $  480,000      $328,322    $  808,322
1999............................................      368,000       228,866       596,866
2000............................................      256,000        67,821       323,821
2001............................................      192,000            --       192,000
2002............................................        8,000            --         8,000
                                                   ----------      --------    ----------
          Total.................................   $1,304,000      $625,009    $1,929,009
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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

     The information required by Items 10, 11, 12 and 13 of Part III of Form 10-K will be set forth in the Proxy Statement relating to the 2000 Annual Meeting of Stockholders.

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

          (3) Exhibits -- (See Index to Exhibits included elsewhere herein.)

     (b) Reports on Form 8-K

     None.

ITEM 15. CHANGE IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

March 30, 2000

                                          NATIONSRENT, INC.

                                          By:       /s/ JAMES L. KIRK
                                            ------------------------------------
                                            James L. Kirk,
                                            Chairman of the Board and Chief
                                              Executive Officer

                      SIGNATURE                                     TITLE                    DATE
                      ---------                                     -----                    ----

                  /s/ JAMES L. KIRK                    Chairman of the Board and Chief
-----------------------------------------------------  Executive Officer (Principal
                    James L. Kirk                      Executive Officer)               March 30, 2000

                 /s/ GENE J. OSTROW                    Executive Vice President and
-----------------------------------------------------  Chief Financial Officer
                   Gene J. Ostrow                      (Principal Financial Officer)    March 30, 2000

                 /s/ KRIS E. HANSEL                    Vice President and Controller
-----------------------------------------------------  (Principal Accounting Officer)
                   Kris E. Hansel                                                       March 30, 2000

                /s/ H. WAYNE HUIZENGA                  Director
-----------------------------------------------------
                  H. Wayne Huizenga                                                     March 30, 2000

                /s/ HARRIS W. HUDSON                   Director
-----------------------------------------------------
                  Harris W. Hudson                                                      March 30, 2000

                 /s/ GARY L. GABRIEL                   Director
-----------------------------------------------------
                   Gary L. Gabriel                                                      March 30, 2000

               /s/ THOMAS H. BRUINOOGE                 Director
-----------------------------------------------------
                 Thomas H. Bruinooge                                                    March 30, 2000

                  /s/ IVAN W. GORR                     Director
-----------------------------------------------------
                    Ivan W. Gorr                                                        March 30, 2000

             /s/ CHRISTOPHER J. O'BRIEN                Director
-----------------------------------------------------
               Christopher J. O'Brien                                                   March 30, 2000

              /s/ CHARLES J. PHILIPPIN                 Director
-----------------------------------------------------
                Charles J. Philippin                                                    March 30, 2000

                                 EXHIBIT INDEX

EXHIBIT
NUMBER                                 DESCRIPTION
-------                                -----------
2.1       --   Agreement and Plan of Merger, dated as of January 20, 1999, between the Company and Rental Service Corporation.(5)
2.2       --   Stock Option Agreement, dated as of January 20, 1999,
               between the Company and Rental Service Corporation.(5)
2.3       --   Stock Option Agreement, dated as of January 20, 1999,
               between Rental Service Corporation and the Company.(5)
2.4       --   Voting Agreement, dated as of January 20, 1999, between Kirk
               Holdings Limited Partnership, H. Family Investments, Inc.
               and Huizenga Investments Limited Partnership, as
               shareholders, and Rental Service Corporation.(5)
2.5       --   Termination and Release Agreement, dated May 20, 1999,
               between the Company and Rental Service Corporation.(6)
2.6       --   Stock Option Termination Agreement dated May 20, 1999,
               between the Company and Rental Service Corporation.(6)
3.1       --   Amended and Restated Certificate of Incorporation of the
               Company.(2)
3.2       --   Amended and Restated By-Laws of the Company.(1)
3.3       --   Certificate of Designation for Series A Convertible
               Preferred Stock.(8)
3.4       --   Certificate of Amendment to Certificate of Designation for
               Series A Convertible Preferred Stock.(7)
4.1       --   Unregistered 10 3/8% Global Senior Subordinated Notes due
               2008.(4)
4.2       --   Registered 10 3/8% Senior Subordinated Notes due 2008.(4)
4.3       --   Senior Subordinated Guarantee dated December 11, 1998, of
               the Guarantors as defined therein.(4)
4.4       --   Indenture, dated December 11, 1998, by and among Company,
               the Guarantors and The Bank of New York.(4)
4.5       --   Registration Rights Agreement, dated December 11, 1998, by and among the Company, the Guarantors and the Initial
               Purchasers as defined therein.(4)
4.6       --   Fourth Amended and Restated Revolving Credit and Term Loan
               Agreement, dated as of July 20, 1999, by and among the
               Company, its subsidiaries, BankBoston N.A., as
               administrative agent, Bankers Trust Company, as syndication agent, BancBoston Robertson Stevens Inc. and Deutsche Bank
               Securities Inc., as coarrangers, and the other lending
               institutions named therein.(8)
4.7       --   Amended and Restated Security Agreement, dated as of July
               20, 1999, between the Company, its subsidiaries and
               BankBoston, N.A.(8)
4.8       --   Amended and Restated Stock Pledge Agreement, dated as of
               July 20, 1999, between the Company, NRGP, Inc. and
               BankBoston, N.A.(8)
10.1      --   Stock Purchase Agreement, dated August 15, 1997, by and
               among the Company, Sam's and the shareholders of Sam's,
               together with Amendment Nos. 1-6.(1)
10.2      --   Form of Unsecured Subordinated Promissory Notes -- Sam's.(1)
10.3      --   Form of Unsecured Convertible Promissory Notes -- Sam's.(1)
10.4      --   Form of Unsecured Contingent Convertible Subordinated
               Promissory Notes -- Sam's.(1)
10.5      --   Agreement, dated September 22, 1997, between the Company and
               Gary L. Gabriel.(1)

EXHIBIT
NUMBER                                 DESCRIPTION
-------                                -----------
10.6      --   Asset Purchase Agreement, dated December 8, 1997, by and
               among NationsRent of Ohio, Inc., R&R Rental, Inc. ("R&R")
               and the sole shareholder of R&R, together with an Amendment dated December 10, 1997.(1)
10.7      --   Form of Unsecured Subordinated Promissory Note-R&R.(1)
10.8      --   Asset Purchase Agreement, dated December 8, 1997, as
               amended, among NationsRent of Indiana, Inc. and C&E Rental and Service, Inc. ("C&E"), together with an Amendment dated
               December 23, 1997.(1)
10.9      --   Form of Unsecured Convertible Subordinated Promissory Note
               C&E.(1)
10.10     --   Stock Purchase Agreement, dated December 20, 1997, as
               amended, among NationsRent of West Virginia, Inc., Titan,
               together with an Amendment dated December 31, 1997.(1)
10.11     --   Form of Unsecured Convertible Subordinated Promissory
               Note -- Titan.(1)
10.12     --   Stock Purchase Agreement, dated March 24, 1998, among the
               Company, Bode-Finn Limited Partnership ("Bode-Finn") and the
               shareholders of Bode-Finn, together with Amendment No. 1,
               dated April 6, 1998, and Amendment No. 2, dated April 17,
               1998.(1)
10.13     --   Form of Unsecured Convertible Subordinated Promissory
               Notes -- Bode-Finn.(1)
10.14     --   Form of Warrant -- Bode-Finn.(1)
10.15     --   Registration Rights Agreement, dated May 5, 1998, among the
               Company, Bode-Finn, and Raymond E. Mason Foundation.(1)
10.16     --   Asset Purchase Agreement, dated March 25, 1998, among
               NationsRent of Indiana, Inc., RFL, Enterprises, Inc. and the
               sole shareholder of RFL Enterprises, Inc. ("RFL").(1)
10.17     --   Asset Purchase Agreement, dated April 21, 1998, among
               NationsRent of Florida, Inc. and Naples Rent-All and Sales
               Company, Inc. ("Naples").(1)
10.18     --   Form of Unsecured Convertible Subordinated Promissory
               Note -- Naples.(1)
10.19     --   Stock Purchase Agreement, dated May 7, 1998, among the
               Company, Raymond Equipment Co. ("Raymond Equipment") and the
               shareholders of Raymond Equipment.(1)
10.20     --   Form of Unsecured Subordinated Promissory Notes -- Raymond
               Equipment.(1)
10.21     --   Form of Unsecured Convertible Subordinated Promissory
               Notes -- Raymond Equipment.(1)
10.22     --   Asset Purchase Agreement, dated May 14, 1998, among the
               Company and General Rental, Inc.(1)
10.23     --   Stock Purchase Agreement, dated May 30, 1998, among the
               Company, J. Kelly Co., Inc. ("J. Kelly") and the
               shareholders of J. Kelly.(1)
10.24     --   Form of Unsecured convertible Subordinated Promissory
               Note -- J. Kelly.(1)
10.25     --   Form of Registration Rights Agreement among the Company and the shareholders of J. Kelly.(1)
10.26     --   Asset Purchase Agreement, dated June 7, 1998, among the
               Company, Associated Rental Equipment Management Company,
               Inc. ("Associated") and the sole shareholder of
               Associated.(1)
10.27     --   Form of Unsecured Convertible Subordinated Promissory
               Note -- Associated.(1)
10.28     --   Form of Registration Rights Agreement -- Associated.(1)
10.29     --   Form of Subscription Agreement, dated May 1998, between the
               Company and certain subscribers.(1)
10.30     --   NationsRent Amended and Restated 1998 Stock Option Plan.(8)
10.31     --   Form of Stock Option Agreement.(1)

EXHIBIT
NUMBER                                 DESCRIPTION
-------                                -----------
10.32     --   Amended and Restated Purchase Agreement, dated as of
               September 9, 1998, by and among NationsRent, Inc., Ray L.
               O'Neal, Inc., Arenco, L.L.C., Don R. O'Neal, Elizabeth M.
               O'Neal and the O'Neal Revocable Trust dated December 29,
               1987.(3)
10.33     --   Unsecured Convertible Subordinated Promissory Note, dated as of October 23, 1998, from the Company to Ray L. O'Neal,
               Inc.(3)
10.34     --   Preferred Stock Purchase Agreement, dated July 20, 1999, by and among the Company, NR Holdings Limited and NR
               Investments Limited.(8)
10.35     --   Registration Rights Agreement, dated as of July 20, 1999, by and between the Company, NR Holdings Limited, NR Investments
               Limited, James L. Kirk and H. Wayne Huizenga.(8)
21.1*     --   Subsidiaries of the Company.
23.1*     --   Consent of Arthur Andersen LLP.
27.1*     --   Financial Data Schedule. (for SEC use only)

---------------

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