Form 10-Q
period 2000-03-31
NATIONSRENT INC
filed 2000-05-15
CIK 1062515

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-Q

(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2000

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     FOR THE TRANSITION PERIOD FROM ____________ TO ____________.

                            ------------------------

                        COMMISSION FILE NUMBER 001-14299

                            ------------------------

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

The number of shares of Common Stock, par value $0.01 per share, outstanding on May 8, 2000 was 58,566,079.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               NATIONSRENT, INC.

                           INDEX TO QUARTERLY REPORT

                                  ON FORM 10-Q

                      FOR THE QUARTER ENDED MARCH 31, 2000

                                                               PAGE
                                                              NUMBER
                                                              ------
                           PART I
                   FINANCIAL INFORMATION
Item 1.  Financial Statements

  Unaudited Consolidated Balance Sheets as of March 31, 2000
     and December 31, 1999..................................     1
  Unaudited Consolidated Statements of Income for the Three
     Months Ended March 31, 2000 and 1999...................     2
  Unaudited Consolidated Statements of Cash Flows for the
     Three Months Ended March 31, 2000 and 1999.............     3
  Notes to Unaudited Consolidated Financial Statements......     4

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations................     7
Item 3.  Quantitative and Qualitative Disclosures About
         Market Risk........................................    13

                          PART II
                     OTHER INFORMATION

Item 2.  Changes in Securities and Use of Proceeds..........    14
Item 6.  Exhibits and Reports on Form 8-K...................    15
Signatures..................................................    18

                        PART I -- FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                               NATIONSRENT, INC.

                     UNAUDITED CONSOLIDATED BALANCE SHEETS
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                              MARCH 31,    DECEMBER 31,
                                                                 2000          1999
                                                              ----------   ------------
                           ASSETS
Cash and cash equivalents...................................  $    6,242    $    5,290
Accounts receivable, net....................................     117,872       124,207
Inventories.................................................      42,096        39,556
Prepaid expenses and other assets...........................      33,615        30,894
Deferred financing costs....................................      14,216        14,719
Rental equipment, net.......................................     627,533       574,846
Property and equipment, net.................................      77,183        68,394
Intangible assets related to acquired businesses, net.......     746,008       701,488
                                                              ----------    ----------
          Total Assets......................................  $1,664,765    $1,559,394
                                                              ==========    ==========
            LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
  Accounts payable..........................................  $   86,503    $   72,727
  Accrued compensation and related taxes....................       6,342         5,039
  Accrued expenses and other liabilities....................      44,054        36,235
  Debt......................................................   1,057,572       989,428
  Income taxes payable......................................         316           777
  Deferred income taxes.....................................      43,272        41,801
                                                              ----------    ----------
          Total liabilities.................................   1,238,059     1,146,007
                                                              ----------    ----------
Commitments and Contingencies

Stockholders' Equity:
  Preferred stock -- $0.01 par value, 5,000,000 shares
     authorized:
     Series A convertible, $100,000 liquidation preference,
     100,000 shares issued and outstanding at March 31, 2000
     and December 31, 1999..................................           1             1
  Common stock -- $0.01 par value, 250,000,000 shares
     authorized, 58,566,079 shares and 56,844,414 shares
     issued and outstanding at March 31, 2000 and December
     31, 1999, respectively.................................         586           568
  Additional paid-in capital................................     377,223       367,240
  Retained earnings.........................................      48,896        45,578
                                                              ----------    ----------
          Total stockholders' equity........................     426,706       413,387
                                                              ----------    ----------
          Total Liabilities and Stockholders' Equity........  $1,664,765    $1,559,394
                                                              ==========    ==========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                               NATIONSRENT, INC.

                  UNAUDITED CONSOLIDATED STATEMENTS OF INCOME
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                              THREE MONTHS ENDED
                                                                   MARCH 31,
                                                              -------------------
                                                                2000       1999
                                                              --------    -------
Revenue:
  Equipment rentals.........................................  $110,346    $75,100
  Sales of equipment, merchandise, service, parts and
     supplies...............................................    31,850     27,215
                                                              --------    -------
          Total revenue.....................................   142,196    102,315
                                                              --------    -------
Cost of revenue:
  Cost of equipment rentals.................................    38,005     24,562
  Rental equipment depreciation and lease expense...........    23,173     16,375
  Cost of sales of equipment, merchandise, service, parts
     and supplies...........................................    21,344     18,166
                                                              --------    -------
          Total cost of revenue.............................    82,522     59,103
                                                              --------    -------
Gross profit................................................    59,674     43,212
                                                              --------    -------
Operating expenses:
  Selling, general and administrative expenses..............    25,803     19,007
  Non-rental equipment depreciation and amortization........     5,646      4,565
                                                              --------    -------
Operating income............................................    28,225     19,640
                                                              --------    -------
Other (income)/expense:
  Interest expense, net.....................................    22,599     14,446
  Other, net................................................       (46)    (2,185)
                                                              --------    -------
                                                                22,553     12,261
                                                              --------    -------
Income before provision for income taxes....................     5,672      7,379
  Provision for income taxes................................     2,354      3,062
                                                              --------    -------
Net income..................................................  $  3,318    $ 4,317
                                                              ========    =======
Net income per share:
  Basic.....................................................  $   0.06    $  0.08
                                                              ========    =======
  Diluted...................................................  $   0.05    $  0.08
                                                              ========    =======
Weighted average common shares outstanding:
  Basic.....................................................    58,566     55,706
                                                              ========    =======
  Diluted...................................................    73,194     64,776
                                                              ========    =======

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                               NATIONSRENT, INC.

                UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                               THREE MONTHS ENDED
                                                                    MARCH 31,
                                                              ---------------------
                                                                2000        1999
                                                              ---------   ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income..................................................  $   3,318   $   4,317
Adjustments to reconcile net income to net cash provided
  by/(used in) operating activities:
  Depreciation and amortization.............................     18,565      16,574
  Loss on disposal of non-rental equipment..................          6          --
  Gain on sale of rental equipment..........................     (6,629)     (3,765)
  Gain on sale of lift truck dealership.....................         --      (1,818)
  Deferred income tax provision.............................      1,829       2,664
  Changes in operating assets and liabilities:
    Accounts receivable.....................................      8,132        (634)
    Inventories.............................................     (2,375)     (6,516)
    Prepaid expenses and other assets.......................     (4,247)       (569)
    Accounts payable........................................     13,175     (15,520)
    Accrued expenses and other liabilities..................      5,868      (4,956)
    Income taxes payable....................................       (383)     (2,584)
                                                              ---------   ---------
    Net cash provided by/(used in) operating activities.....     37,259     (12,807)
                                                              ---------   ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Acquisition of businesses, net of cash acquired...........    (19,475)     (2,216)
  Payment of contingent acquisition consideration...........    (10,750)       (500)
  Deferred in-process merger costs..........................         --      (2,256)
  Proceeds from sale of lift truck dealership...............         --      23,315
  Purchases of rental equipment.............................    (68,067)    (49,760)
  Purchases of property and equipment.......................     (8,923)    (10,633)
  Proceeds from sale of rental equipment....................     15,892      12,596
                                                              ---------   ---------
    Net cash used in investing activities...................    (91,323)    (29,454)
                                                              ---------   ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from debt........................................    141,840      73,240
  Repayments of debt........................................    (86,800)    (36,171)
  Debt issuance costs.......................................        (24)     (1,424)
                                                              ---------   ---------
    Net cash provided by financing activities...............     55,016      35,645
                                                              ---------   ---------
Net increase/(decrease) in cash and cash equivalents........        952      (6,616)
Cash and cash equivalents, beginning of period..............      5,290      10,597
                                                              ---------   ---------
Cash and cash equivalents, end of period....................  $   6,242   $   3,981
                                                              =========   =========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid for interest....................................  $  10,847   $  12,400
                                                              =========   =========
  Cash paid for income taxes................................  $     638   $   3,825
                                                              =========   =========
SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING
  ACTIVITIES:
  The Company acquired the net assets and assumed certain
    liabilities of certain businesses as follows:
    Total assets, net of cash acquired......................  $  35,072   $   2,922
    Total liabilities assumed...............................    (11,027)       (106)
    Amount paid through the issuance of debt and future
     contractual payments...................................     (4,570)       (106)
                                                              ---------   ---------
         Net cash paid......................................  $  19,475   $   2,216
                                                              =========   =========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                               NATIONSRENT, INC.

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2000

NOTE 1 -- BASIS OF PRESENTATION

     The accompanying unaudited interim consolidated financial statements have been prepared by NationsRent, Inc. (the "Company") and reflect all adjustments of a normal recurring nature which are, in the opinion of management, necessary for a fair presentation of financial results for the three months ended March 31, 2000 and 1999, in accordance with generally accepted accounting principles for interim financial reporting and pursuant to Article 10 of Regulation S-X. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. For interim reporting purposes, advertising expenses are charged to earnings in proportion to the relationship that revenue for such period bears to estimated full year revenue and related advertising expenses. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. These unaudited interim consolidated financial statements should be read in conjunction with the consolidated financial statements for the year ended December 31, 1999 appearing in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission. The results of operations for the three months ended March 31, 2000 are not necessarily indicative of the results which may be reported for the year ending December 31, 2000.

     The unaudited interim consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All material intercompany transactions and balances have been eliminated in consolidation.

IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

     The Company is required to adopt Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities", as amended by SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities -- Deferral of the Effective Date of FASB Statement No. 133." This statement is effective for all fiscal quarters of all fiscal years beginning after June 15, 2000. SFAS No. 133 establishes accounting and reporting standards for derivative instruments including certain derivative instruments embedded in other contracts, and for hedging activities. It requires that an entity shall recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. The Company believes that the adoption of SFAS No. 133 will not have a material impact on its financial position or results of operations.

NOTE 2 -- ACQUISITIONS

     The Company made three acquisitions of equipment rental businesses during the three months ended March 31, 2000. The aggregate consideration for these acquisitions was $24,191,000 and consisted of (i) $19,621,000 of cash, (ii) $3,475,000 of subordinated convertible debt and (iv) $1,095,000 of future contractual cash payments. The cash portion of the consideration was funded through borrowings under the Company's senior credit facility (the "Credit Facility"). In addition, the Company repaid or assumed outstanding indebtedness of the acquired companies in the aggregate amount of $8,930,000. These acquisitions have been accounted for using the purchase method and, accordingly, the acquired assets and assumed liabilities, including goodwill, have been recorded at their estimated fair values as of the date of acquisition. Purchase accounting values for these acquisitions have been assigned on a preliminary basis, and are subject to adjustment when final information as to the fair values of the net assets acquired is available. The Company is awaiting information from third-party appraisers as to the fair value of certain rental equipment acquired and the final determination of certain liabilities assumed. The Company does not believe the final assignment of the fair value of the net assets acquired will have a significant impact on future operating results. The

                               NATIONSRENT, INC.

operations of the acquired businesses have been included in the Company's consolidated statements of income since the date of acquisition.

     The following table sets forth the estimated fair value of the assets acquired and liabilities assumed for the aforementioned acquisitions (in thousands):

Assets, including cash......................................  $11,097
Goodwill....................................................   24,120
Liabilities.................................................   11,027

     The following table sets forth the unaudited pro forma consolidated results of operations for the three months ended March 31, 2000 and 1999 giving effect to the acquisitions completed during 2000 and 1999 as if the acquisitions had occurred on January 1, 1999 (in thousands, except per share data):

                                                       THREE MONTHS ENDED
                                                            MARCH 31,
                                                       -------------------
                                                         2000       1999
                                                       --------   --------
Revenue..............................................  $142,196   $134,023
Net income...........................................     3,318      5,512
Basic earnings per share.............................      0.06       0.08
Diluted earnings per share...........................      0.05       0.08

     The above unaudited pro forma consolidated results of operations are based upon certain assumptions and estimates which the Company believes are reasonable. The unaudited pro forma consolidated results of operations may not be indicative of the operating results that actually would have been reported had the acquisitions been consummated on January 1, 1999, nor are they necessarily indicative of results which will be reported in the future.

     During the three months ended March 31, 2000, the Company paid consideration of $10,750,000 of cash, $700,000 of subordinated convertible debt and 1,721,664 shares of common stock to the former owners of previously acquired businesses related to the achievement of certain operating results. The Company records amounts paid for contingent consideration as additional purchase price once they are incurred since the consideration is required regardless of the former owner's continued association with the Company.

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

                               NATIONSRENT, INC.

NOTE 4 -- EARNINGS PER SHARE

     The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share data):

                                                              THREE MONTHS ENDED
                                                                  MARCH 31,
                                                              ------------------
                                                               2000       1999
                                                              -------    -------
Numerator:
  Numerator for basic earnings per share -- net income......  $ 3,318    $ 4,317
  Interest expense on convertible subordinated debt, net of
     income taxes...........................................       --        736
                                                              -------    -------
  Numerator for diluted earnings per share..................  $ 3,318    $ 5,053
                                                              =======    =======
Denominator:
  Denominator for basic earnings per
     share -- weighted-average shares.......................   58,566     55,706
  Effect of dilutive securities:
     Convertible subordinated debt..........................       --      8,773
     Preferred stock........................................   14,286         --
     Employee stock options.................................      342        297
                                                              -------    -------
Denominator for diluted earnings per share -- adjusted
  weighted-average shares...................................   73,194     64,776
                                                              =======    =======
Basic earnings per share....................................  $  0.06    $  0.08
                                                              =======    =======
Diluted earnings per share..................................  $  0.05    $  0.08
                                                              =======    =======

     Options and warrants to purchase 5,459,427 and 1,814,065 shares of Common Stock were outstanding at March 31, 2000 and 1999, respectively, but were not included in the computation of diluted earnings per share because the options' exercise price was greater than the average fair value of the common shares and, therefore, the effect would be anti-dilutive. The convertible subordinated debt was excluded from the diluted earnings per share calculation for the three months ended March 31, 2000 as such debt was anti-dilutive in the period.

NOTE 5 -- COMPREHENSIVE INCOME

     The objective of reporting comprehensive income is to disclose all changes in equity of an enterprise that result from transactions and other economic events in a period other than transactions with owners. The comprehensive income of the Company was equal to net income for all periods presented.

NOTE 6 -- NON-RECURRING GAIN

     In January of 1999, the Company received net proceeds of $23,315,000 related to the sale of a lift truck dealership acquired as part of an acquisition made in April 1998. The carrying value of the tangible assets sold was $16,059,000 resulting in proceeds in excess of carrying value of $7,256,000. The Company recorded a pre-tax gain of $1,818,000 included in other income, or $0.02 per share, based on the increase in value of the dealership since the date of acquisition. The remaining $5,438,000 of proceeds in excess of carrying value was recorded as a reduction of goodwill. The Company continues to evaluate the carrying value of its goodwill for impairment in accordance with Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of."

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion and analysis of our consolidated results of operations and financial condition should be read in conjunction with the unaudited interim consolidated financial statements and the related notes included herein and the consolidated financial statements for the year ended December 31, 1999 appearing in our Annual Report on Form 10-K filed with the Securities and Exchange Commission.

GENERAL

     NationsRent is one of the fastest growing equipment rental companies in the United States. We have acquired a platform of equipment rental businesses concentrated in selected markets and are building a network of nationally branded locations. As of April 30, 2000, we operated over 190 equipment rental locations in 27 states. We have become a leading provider of rental equipment as a result of our strategy to acquire businesses in target markets, open or acquire additional locations concentrated around those businesses and expand our rental fleet. We believe that this cluster strategy enables us to increase profitability in our acquired stores and more quickly achieve profitability in our newly opened locations. By implementing the cluster strategy and expanding our fleet of rental equipment, we are able to provide a full range of rental equipment to customers with a wide variety of equipment rental needs.

     As part of building a nationally branded network, we seek to conform the physical appearance and product offerings of all of our stores to a uniform format. Distinguishing characteristics of this format include clearly marked equipment aisles, a wide variety of newer, name brand, well maintained rental equipment, prominent use of the NationsRent logo and colors and attractive, well-organized and clean store facilities. In addition, our stores seek to offer a high level of customer service which is supported through employee training and the integration of information systems. The cost of converting an acquired location to the NationsRent format varies depending on the physical properties of the acquired location and the condition, breadth and depth of rental equipment inventory at such location, which are factors considered in the selection and pricing of acquisition candidates. The cost of opening our new locations has varied depending on whether we leased or purchased the underlying real property, the size of the location and the breadth and depth of inventory at each location. See "Liquidity and Capital Resources."

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

     The principal components of our cost of revenue include rental equipment depreciation and lease expense, costs of new and used equipment sold, personnel costs, occupancy costs, repair and maintenance costs and vehicle operations. Rental equipment depreciation is calculated using the straight-line method over the estimated useful life of such equipment. The range of useful lives estimated by management for rental equipment is primarily 18 to 120 months and is depreciated to a salvage value ranging from zero to ten percent of original cost. Since 1998, we have financed approximately $318.8 million of rental fleet additions with operating leases. In order to more clearly reflect the cost of our rental fleet, we have combined operating lease expense related to our rental fleet with rental equipment depreciation and reported these amounts on a separate line in our statements of income.

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

ACQUISITIONS AND NEW STORES

     We expect to continue to selectively acquire companies either to enter new high growth markets or to complement our operations in existing markets. During the three months ended March 31, 2000, we acquired three equipment rental businesses. We paid an aggregate of approximately $24.2 million for these three acquisitions which consisted of approximately:

        - $19.6 million in cash;

        - $3.5 million of subordinated convertible debt; and

        - $1.1 million of future contractual payments.

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

     In markets in which we have established a presence, we may open new locations in that geographic area or adjacent areas. During the four months ended April 30, 2000, we have opened nine of the 20 new locations we plan to open in 2000. We continue to evaluate the need for new locations in markets in which we have a presence as well as in new markets that we may enter as we acquire additional companies.

     In April 2000, we announced a strategic partnership with Lowe's Companies, Inc., the world's second largest home improvement retailer, to operate NationsRent stores within select Lowe's stores. Operating as a store within a store, the NationsRent stores will rent our full line of construction equipment to Lowe's customers. Since the announcement, we have opened six pilot NationsRent rental centers in Lowe's stores. If the pilot rental centers are successful, we expect to open a significant number of these rental centers nationwide. The Lowe's strategic partnership has and will require us to accelerate investments in systems, training, brand support and other store start-up costs.

HISTORICAL RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2000 AND 1999

     Revenue. The following table sets forth our revenue by type for the three months ended March 31, 2000 and 1999 (in thousands, except percentages):

                                                     THREE MONTHS ENDED MARCH 31,
                                                --------------------------------------
                                                      2000                 1999
                                                -----------------    -----------------
Equipment rentals.............................  $110,346     77.6%   $ 75,100     73.4%
Sales of equipment, merchandise, service,
  parts and supplies..........................    31,850     22.4%     27,215     26.6%
                                                --------    -----    --------    -----
                                                $142,196    100.0%   $102,315    100.0%
                                                ========    =====    ========    =====

     Total revenue increased $39.9 million, or 39.0%, for the three months ended March 31, 2000 when compared to the same period in 1999. Rental revenue increased $35.2 million, or 46.9%, for the three months ended March 31, 2000 when compared to the same period in 1999. The increase in rental revenue was comprised of 20.0% from internal growth and 26.9% from the inclusion of rental revenue from businesses acquired during 1999 and 2000. The internal growth in rental revenue was primarily a result of the expansion of our rental fleet at existing locations. Equipment rental revenue as a percentage of total revenue was 77.6% and 73.4% for the three months ended March 31, 2000 and 1999, respectively. The higher mix of rental revenue in 2000 is due primarily to our focus on increasing rental revenue by the expansion of our rental fleet.

     Gross Profit. Gross profit increased $16.5 million for the three months ended March 31, 2000 when compared to the same period in 1999. The increase in gross profit was primarily due to the increase in total revenue. Gross profit as a percentage of total revenue was 42.0% and 42.2% for the three months ended March 31, 2000 and 1999, respectively.

     Operating Expenses. Selling, general and administrative expenses increased $6.8 million for the three months ended March 31, 2000 when compared to the same period in 1999. This increase was due primarily to the inclusion of such costs from businesses acquired during 1999 and 2000 and additional corporate expenses. Selling, general and administrative expenses as a percentage of total revenue were 18.1% and 18.6% for the three months ended March 31, 2000 and 1999, respectively.

     Non-rental equipment depreciation and amortization increased $1.1 million for the three months ended March 31, 2000 when compared to the same period in 1999. This increase was due primarily to additional goodwill amortization incurred in connection with acquisitions completed during 1999 and 2000.

     Operating Income. Operating income increased $8.6 million for the three months ended March 31, 2000 when compared to the same period in 1999. Operating income as a percentage of total revenue was 19.8% and 19.2% for the three months ended March 31, 2000 and 1999, respectively. These increases were due primarily to the higher percentage of revenue from equipment rentals in 2000.

     Other Income and Expense. Interest expense increased $8.2 million for the three months ended March 31, 2000 when compared to the same period in 1999. This increase was due primarily to the increase in debt incurred to finance acquisitions and the expansion of our rental fleet during 1999 and 2000, as well as an increase in the interest rates charged on the variable portion of our bank debt. Interest expense is primarily attributable to borrowings under our senior credit facilities, notes issued to finance the purchase of equipment, subordinated convertible notes issued to sellers of businesses we acquired and our senior subordinated notes.

     Other income for the three months ended March 31, 1999 included a pre-tax gain of approximately $1.8 million, or $0.02 per share, from the sale in January of a lift truck dealership.

     Income Taxes. Our effective income tax rate for the three months ended March 31, 2000 was 41.5%. The amount above statutory income tax rates is attributable primarily to non-deductible goodwill amortization for federal income tax purposes.

     Net Income. Net income decreased $1.0 million for the three months ended March 31, 2000 when compared to the same period in 1999. The decrease in net income was due primarily to the gain recorded in 1999 on the sale of our lift truck dealership and the other factors discussed above.

LIQUIDITY AND CAPITAL RESOURCES

     Our primary uses of cash have been the funding of acquisitions and capital expenditures. To date, we have funded our cash requirements primarily with borrowings under our senior credit facilities, proceeds from the issuance of debt and equity securities, equity contributions from our founding stockholders and cash provided by operations.

     Our net cash provided by operations was $37.3 million for the three months ended March 31, 2000 compared to net cash used of $12.8 million for the same period in 1999. The increase in cash provided by operations was due primarily to accounts receivable collections and an increase in accounts payable and accrued expenses. Net cash used in investing activities was $91.3 million for the three months ended March 31, 2000. Cash used in investing activities consisted primarily of $68.1 million for purchases of rental equipment, $8.9 million for purchases of and improvements to property and equipment and net cash consideration of $19.5 million for the acquisition of businesses. Cash provided by financing activities was $55.0 million for three months ended March 31, 2000 and was a result of net borrowings under our senior credit facilities.

     Our senior credit facilities consist of a $500.0 million revolving line of credit due July 2004 and a $300.0 million term loan due July 2006. The senior credit facilities can be used to complete permitted acquisitions, make capital expenditures, enter into standby letters of credit or for working capital and other general corporate purposes. Borrowings under the revolving line of credit bear interest at either the BankBoston, N.A. base rate or, at our option, the Eurodollar market rate plus a percentage ranging from 1.5% to 2.5%. The term loan bears interest at 3.0% over the Eurodollar market rate. The percentage over the Eurodollar market rate is based on our financial performance as measured by the total funded debt ratio. The senior credit facilities are secured by a security interest in substantially all of our assets. The senior credit facilities also impose, among other covenants, a tangible assets to senior debt covenant, a restriction on all of our retained earnings including the declaration and payment of cash dividends, consent requirements on certain acquisitions and a restriction on the ratio of total funded debt to earnings before interest, income taxes, depreciation and amortization. On March 31, 2000, $399.2 million and $300.0 million of cash borrowings were outstanding under the revolving line of credit and term loan, respectively.

     During 2000, we added $39.3 million of new equipment to our rental equipment fleet using operating leases. These operating leases have terms expiring over the next seven years.

     Our short-term cash requirements for our existing operations consist primarily of:

        - capital expenditures to maintain, modernize and expand our rental equipment inventory;

        - working capital requirements; and

        - repair and maintenance of rental equipment, purchase of merchandise inventory and other operating activities.

     We estimate that equipment expenditures over the next 12 months for our existing locations and for identified new store openings will be in the range of $175.0 million to $225.0 million, net of proceeds from used equipment sales. Less than 25.0% of the estimated net capital expenditures is for replacement of existing rental equipment. We believe that we will be able to finance our short-term cash needs for equipment expenditures through borrowings under the senior credit facilities, the use of equipment leases and cash generated from operations. We estimate that such sources will be sufficient to fund the cash required for our existing operations for at least 12 months.

     During the four months ended April 30, 2000, we have opened nine new locations in markets where we already had a presence, excluding our test locations at select Lowe's Home Improvement Centers. We estimate that the average aggregate capital costs associated with each such new location were in the range of $2.0 million to $4.5 million. We expect to open a total of approximately 20 new locations in 2000. We believe that cash generated from operations and borrowings under our senior credit facilities will be sufficient to fund these costs without the issuance of additional debt or equity securities.

     As discussed above, if the Lowe's pilot rental centers are successful, we expect to open a significant number of these rental locations nationwide and focus our resources on this potentially higher return opportunity. Depending on the timing and extent of a nationwide rollout of these rental centers, we will be required to reallocate capital from other internal growth initiatives and/or increase amounts available under our senior credit facilities or raise additional capital through issuance of debt or equity securities. There can be no assurance that additional capital, if and when required, will be available on terms satisfactory to us or at all.

     We are developing additional modules for our management information system. We estimate the total cost to complete development and installation of the modules at our existing locations will range from $8.0 million to $10.0 million over the next 12 months and we believe cash generated from operations and borrowings under our senior credit facilities will be sufficient to fund these costs.

     We plan to continue to make select acquisitions of companies in order to either enter new markets or compliment our operations in existing markets and believe that, in connection with new acquisitions, we will be required to make additional expenditures to expand and modernize rental equipment of acquired companies. We expect to finance future acquisitions and related rental equipment expenditures using cash, equity, debt and/or assumption of indebtedness. To fully implement our growth strategy and meet the resulting capital requirements, we will be required to increase amounts available under our senior credit facilities or raise additional capital through issuance of additional debt or equity securities. There can be no assurance that additional capital, if and when required, will be available on terms satisfactory to us or at all.

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

        - competitive pricing pressures; and

        - changes in interest rates.

     We will incur significant expenses in opening new locations, such as employee training, marketing and facility set-up costs. Initially, new locations may generate lower operating margins than established locations and may operate at a loss for a period of time. Our new locations have, on average, achieved profitability within approximately three to six months of their opening. In addition, when we purchase new rental equipment, the depreciation related to such equipment may contribute to near-term margin decline, because such equipment may not initially generate revenue at a rate that is sufficient to match such increased depreciation expense. As such, the opening of new rental locations and the purchase of new equipment to expand our current rental equipment inventory may reduce our operating margins during a start-up period.

INFLATION

     We do not believe that inflation has been a significant factor to the cost of our operations.

IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

     We are required to adopt SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended by SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities -- Deferral of the Effective Date of FASB Statement No. 133." This statement is effective for all fiscal quarters of all fiscal years beginning after June 15, 2000. SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires that an entity shall recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. We believe that the adoption of SFAS No. 133 will not have a material impact on its financial position or results of operations.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Our exposure to market risk is limited primarily to the fluctuating interest rates associated with our variable rate indebtedness. Our variable interest rates are subject to interest rate changes in the United States and the Eurodollar market. At March 31, 2000 we had $744.4 million of variable rate indebtedness, representing approximately 70% of our total debt outstanding, at an average interest rate of 8.76%. In January 2000, we entered into a two-year modified interest rate swap contract to hedge the impact of interest rate fluctuations on certain variable rate debt. We do not hold or issue derivative financial instruments for trading or speculative purposes. The interest rate swap fixes the Eurodollar interest rate at 6.80% on $165.0 million of variable rate debt through January 30, 2002. The interest differential is paid or received on a monthly basis and recognized as a component of interest expense. The counterparty to the swap is a major financial institution and management believes that the risk of incurring credit losses is remote.

                          PART II -- OTHER INFORMATION

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

(C) RECENT SALES OF UNREGISTERED SECURITIES

     During the period from October 1, 1999 through March 31, 2000, we issued securities in the transactions set forth below. Each of these transactions was intended to be exempt from the registration requirements of the Securities Act of 1933, as amended, by virtue of Section 4(2) thereunder based on being issued in a transaction not involving a public offering.

     In November 1999, in connection with the acquisition of the assets of Sylvan Equipment Corp., we issued a promissory note in the principal amount of $3,100,000, which is convertible into shares of common stock at the option of the holder at a price of $10.00 per share.

     In November 1999, in connection with the acquisition of Blast Off Services, Inc., we issued an aggregate of 104,492 shares of common stock.

     In November 1999, in connection with the acquisition of the assets of Holt Machinery of New York, Inc., we issued an aggregate of 286,142 shares of common stock.

     In December 1999, in connection with the acquisition of the assets of More Equipment, Inc. d/b/a Loveland Rental Center, we issued a promissory note in the principal amount of $325,000, which is convertible into shares of common stock at the option of the holder at a price of $10.00 per share.

     In December 1999, in connection with the acquisition of the assets of Rental City Inc., we issued promissory notes in the aggregate principal amount of $2,500,000, which are convertible into shares of common stock at the option of the holder at a price of $10.00 per share.

     In December 1999, in connection with the acquisition of the assets of TES, Inc. d/b/a Rental Center USA, we issued a promissory note in the principal amount of $770,000, which is convertible into shares of common stock at the option of the holder at a price of $10.00 per share.

     In January 2000, in connection with the acquisition of the assets of J&J Rental, Inc., we issued a promissory note in the principal amount of $500,000, which is convertible into shares of common stock at the option of the holder at a price of $10.00 per share.

     In January 2000, in connection with the acquisition of BDK Equipment Company, Inc., we issued promissory notes in the aggregate principal amount of $600,000, which are convertible into shares of common stock at the option of the holder at a price of $10.00 per share.

     In February 2000, in connection with the satisfaction of certain performance criteria of the business of Ray L. O'Neal, Inc. and Arenco, L.L.C., which we acquired in October 1998, we issued an aggregate of 1,721,664 shares of common stock.

     In March 2000, in connection with the satisfaction of certain performance criteria of the business of Sheffield Equipment Co., Inc., which we acquired in September 1998, we issued a promissory note in the principal amount of $700,000, which is convertible into shares of common stock at the option of the holder at a price of $7.76 per share.

     In March 2000, in connection with the acquisition of the assets of F.W. Gartner Company, we issued a promissory note in the principal amount of $2,375,000, which is convertible into shares of common stock at the option of the holder at a price of $8.50 per share.

     From October 1, 1999 through March 31, 2000, we granted options to certain of our employees to purchase an aggregate of 2,207,000 shares of common stock at exercise prices ranging from $4.63 to $7.31 per share. These options generally vest over a four year period at the rate of 25% per year beginning on the first anniversary of the date of grant.

     In connection with the acquisition of Logan Equipment Corp. in December 1998, we assumed outstanding options to purchase shares of stock of Logan, which were granted under the Logan 1998 Stock Option Plan, and converted them into options to purchase 196,293 shares of common stock with an exercise price of $0.86 per share. In December 1999, pursuant to the acquisition agreement with Logan, these options were automatically converted into options to purchase 291,347 shares of common stock with an exercise price of $0.58 per share as a result of certain market performance criteria relating to the common stock.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) EXHIBITS

EXHIBIT
NUMBER                                 DESCRIPTION
-------                                -----------
2.1        --  Agreement and Plan of Merger, dated as of January 20, 1999, between the Company and Rental Service Corporation.(5)
2.2        --  Stock Option Agreement, dated as of January 20, 1999,
               between the Company and Rental Service Corporation.(5)
2.3        --  Stock Option Agreement, dated as of January 20, 1999,
               between Rental Service Corporation and the Company.(5)
2.4        --  Voting Agreement, dated as of January 20, 1999, between Kirk
               Holdings Limited Partnership, H. Family Investments, Inc.
               and Huizenga Investments Limited Partnership, as
               shareholders, and Rental Service Corporation.(5)
2.5        --  Termination and Release Agreement, dated May 20, 1999, between the Company and Rental Service Corporation.(6)
2.6        --  Stock Option Termination Agreement dated May 20, 1999, between the Company and Rental Service Corporation.(6)
3.1        --  Amended and Restated Certificate of Incorporation of the
               Company.(2)
3.2        --  Amended and Restated By-Laws of the Company.(1)
3.3        --  Certificate of Designation for Series A Convertible
               Preferred Stock.(8)
3.4        --  Certificate of Amendment to Certificate of Designation for
               Series A Convertible Preferred Stock.(7)
4.1        --  Unregistered 10 3/8% Global Senior Subordinated Notes due
               2008.(4)
4.2        --  Registered 10 3/8% Senior Subordinated Notes due 2008.(4)
4.3        --  Senior Subordinated Guarantee dated December 11, 1998, of the Guarantors as defined therein.(4)
4.4        --  Indenture, dated December 11, 1998, by and among Company, the Guarantors and The Bank of New York.(4)
4.5        --  Registration Rights Agreement, dated December 11, 1998, by and among the Company, the Guarantors and the Initial
               Purchasers as defined therein.(4)
4.6        --  Fourth Amended and Restated Revolving Credit and Term Loan
               Agreement, dated as of July 20, 1999, by and among the
               Company, its subsidiaries, BankBoston N.A., as
               administrative agent, Bankers Trust Company, as syndication agent, BancBoston Robertson Stevens Inc. and Deutsche Bank
               Securities Inc., as coarrangers, and the other lending
               institutions named therein.(8)
4.7        --  Amended and Restated Security Agreement, dated as of July
               20, 1999, between the Company, its subsidiaries and
               BankBoston, N.A.(8)
4.8        --  Amended and Restated Stock Pledge Agreement, dated as of
               July 20, 1999, between the Company, NRGP, Inc. and
               BankBoston, N.A.(8)
10.1       --  Stock Purchase Agreement, dated August 15, 1997, by and among the Company, Sam's and the shareholders of Sam's,
               together with Amendment Nos. 1-6.(1)

EXHIBIT
NUMBER                                 DESCRIPTION
-------                                -----------
10.2       --  Form of Unsecured Subordinated Promissory Notes -- Sam's.(1)
10.3       --  Form of Unsecured Convertible Promissory Notes -- Sam's.(1)
10.4       --  Form of Unsecured Contingent Convertible Subordinated
               Promissory Notes -- Sam's.(1)
10.5       --  Agreement, dated September 22, 1997, between the Company and
               Gary L. Gabriel.(1)
10.6       --  Asset Purchase Agreement, dated December 8, 1997, by and among NationsRent of Ohio, Inc., R&R Rental, Inc. ("R&R")
               and the sole shareholder of R&R, together with an Amendment dated December 10, 1997.(1)
10.7       --  Form of Unsecured Subordinated Promissory Note-R&R.(1)
10.8       --  Asset Purchase Agreement, dated December 8, 1997, as
               amended, among NationsRent of Indiana, Inc. and C&E Rental and Service, Inc. ("C&E"), together with an Amendment dated
               December 23, 1997.(1)
10.9       --  Form of Unsecured Convertible Subordinated Promissory Note
               C&E.(1)
10.10      --  Stock Purchase Agreement, dated December 20, 1997, as
               amended, among NationsRent of West Virginia, Inc., Titan,
               together with an Amendment dated December 31, 1997.(1)
10.11      --  Form of Unsecured Convertible Subordinated Promissory
               Note -- Titan.(1)
10.12      --  Stock Purchase Agreement, dated March 24, 1998, among the
               Company, Bode-Finn Limited Partnership ("Bode-Finn") and the
               shareholders of Bode-Finn, together with Amendment No. 1,
               dated April 6, 1998, and Amendment No. 2, dated April 17,
               1998.(1)
10.13      --  Form of Unsecured Convertible Subordinated Promissory
               Notes -- Bode-Finn.(1)
10.14      --  Form of Warrant -- Bode-Finn.(1)
10.15      --  Registration Rights Agreement, dated May 5, 1998, among the
               Company, Bode-Finn, and Raymond E. Mason Foundation.(1)
10.16      --  Asset Purchase Agreement, dated March 25, 1998, among
               NationsRent of Indiana, Inc., RFL, Enterprises, Inc. and the
               sole shareholder of RFL Enterprises, Inc. ("RFL").(1)
10.17      --  Asset Purchase Agreement, dated April 21, 1998, among
               NationsRent of Florida, Inc. and Naples Rent-All and Sales
               Company, Inc. ("Naples").(1)
10.18      --  Form of Unsecured Convertible Subordinated Promissory
               Note -- Naples.(1)
10.19      --  Stock Purchase Agreement, dated May 7, 1998, among the
               Company, Raymond Equipment Co. ("Raymond Equipment") and the
               shareholders of Raymond Equipment.(1)
10.20      --  Form of Unsecured Subordinated Promissory Notes -- Raymond
               Equipment.(1)
10.21      --  Form of Unsecured Convertible Subordinated Promissory
               Notes -- Raymond Equipment.(1)
10.22      --  Asset Purchase Agreement, dated May 14, 1998, among the
               Company and General Rental, Inc.(1)
10.23      --  Stock Purchase Agreement, dated May 30, 1998, among the
               Company, J. Kelly Co., Inc. ("J. Kelly") and the
               shareholders of J. Kelly.(1)
10.24      --  Form of Unsecured convertible Subordinated Promissory
               Note -- J. Kelly.(1)
10.25      --  Form of Registration Rights Agreement among the Company and the shareholders of J. Kelly.(1)
10.26      --  Asset Purchase Agreement, dated June 7, 1998, among the
               Company, Associated Rental Equipment Management Company,
               Inc. ("Associated") and the sole shareholder of
               Associated.(1)
10.27      --  Form of Unsecured Convertible Subordinated Promissory
               Note -- Associated.(1)
10.28      --  Form of Registration Rights Agreement -- Associated.(1)

EXHIBIT
NUMBER                                 DESCRIPTION
-------                                -----------
10.29      --  Form of Subscription Agreement, dated May 1998, between the
               Company and certain subscribers.(1)
10.30      --  NationsRent Amended and Restated 1998 Stock Option Plan.(8)
10.31      --  Form of Stock Option Agreement.(1)
10.32      --  Amended and Restated Purchase Agreement, dated as of
               September 9, 1998, by and among NationsRent, Inc., Ray L.
               O'Neal, Inc., Arenco, L.L.C., Don R. O'Neal, Elizabeth M.
               O'Neal and the O'Neal Revocable Trust dated December 29,
               1987.(3)
10.33      --  Unsecured Convertible Subordinated Promissory Note, dated as of October 23, 1998, from the Company to Ray L. O'Neal,
               Inc.(3)
10.34      --  Preferred Stock Purchase Agreement, dated July 20, 1999, by and among the Company, NR Holdings Limited and NR
               Investments Limited.(8)
10.35      --  Registration Rights Agreement, dated as of July 20, 1999, by and between the Company, NR Holdings Limited, NR Investments
               Limited, James L. Kirk and H. Wayne Huizenga.(8)
27.1*      --  Financial Data Schedule. (for SEC use only)

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

(b) REPORTS ON FORM 8-K

     The Company filed no Current Reports on Form 8-K during the quarter ended March 31, 2000.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          NATIONSRENT, INC.

Date: May 15, 2000                                       By: /s/ JAMES L. KIRK
                                                         --------------------------------------------------------
                                                             James L. Kirk
                                                             Chairman of the Board and Chief Executive Officer
                                                             (Duly Authorized Officer)

Date: May 15, 2000                                       By: /s/ GENE J. OSTROW
                                                         --------------------------------------------------------
                                                             Gene J. Ostrow
                                                             Executive Vice President and Chief Financial Officer
                                                             (Principal Financial Officer)

Date: May 15, 2000                                       By: /s/ KRIS E. HANSEL
                                                         --------------------------------------------------------
                                                             Kris E. Hansel
                                                             Vice President and Controller
                                                             (Principal Accounting Officer)