Form 10-Q
period 2000-06-30
NATIONSRENT INC
filed 2000-08-14
CIK 1062515

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                             ---------------------

                                   FORM 10-Q

(MARK ONE)

   [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
       SECURITIES EXCHANGE ACT OF 1934

       FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2000

                                          OR

   [  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
       SECURITIES EXCHANGE ACT OF 1934

       FOR THE TRANSITION PERIOD FROM ____________ TO ____________.

                             ----------------------------

                           COMMISSION FILE NUMBER 001-14299

                             ----------------------------

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     The number of shares of Common Stock, par value $0.01 per share, outstanding on August 4, 2000 was 58,352,704.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               NATIONSRENT, INC.

                           INDEX TO QUARTERLY REPORT

                                  ON FORM 10-Q

                      FOR THE QUARTER ENDED JUNE 30, 2000

                                     PART I
                             FINANCIAL INFORMATION

                                                               PAGE
                                                              NUMBER
                                                              ------
Item 1. Financial Statements
Unaudited Consolidated Balance Sheets as of June 30, 2000
  and December 31, 1999.....................................     1
Unaudited Consolidated Statements of Income for the Three
  Months and Six Months Ended June 30, 2000 and 1999........     2
Unaudited Consolidated Statements of Cash Flows for the Six
  Months Ended June 30, 2000 and 1999.......................     3
Notes to Unaudited Consolidated Financial Statements........     4
Item 2. Management's Discussion and Analysis of Financial
  Condition and Results of Operations.......................     9
Item 3. Quantitative and Qualitative Disclosures About
  Market Risk...............................................    16

                        PART II
                   OTHER INFORMATION

Item 2. Changes in Securities and Use of Proceeds...........    17
Item 4. Submission of Matters to a Vote of Security
  Holders...................................................    17
Item 6. Exhibits and Reports on Form 8-K....................    18
Signatures..................................................    21

                        PART I -- FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                               NATIONSRENT, INC.

                     UNAUDITED CONSOLIDATED BALANCE SHEETS
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                               JUNE 30,    DECEMBER 31,
                                                                 2000          1999
                                                              ----------   ------------
                           ASSETS
Cash and cash equivalents...................................  $    9,830    $    5,290
Accounts receivable, net....................................     129,858       124,207
Inventories.................................................      45,602        39,556
Prepaid expenses and other assets...........................      34,965        30,894
Deferred financing costs....................................      14,603        14,719
Rental equipment, net.......................................     631,749       574,846
Property and equipment, net.................................      88,607        68,394
Intangible assets related to acquired businesses, net.......     775,789       701,488
                                                              ----------    ----------
          Total Assets......................................  $1,731,003    $1,559,394
                                                              ==========    ==========

             LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
  Accounts payable..........................................  $  127,866    $   72,727
  Accrued compensation and related taxes....................       4,149         5,039
  Accrued expenses and other liabilities....................      41,571        36,235
  Debt......................................................   1,081,689       989,428
  Income taxes payable......................................         612           777
  Deferred income taxes.....................................      45,889        41,801
                                                              ----------    ----------
          Total liabilities.................................   1,301,776     1,146,007
                                                              ----------    ----------
Commitments and Contingencies
Stockholders' Equity:
  Preferred stock -- $0.01 par value, 5,000,000 shares
     authorized:
     Series A convertible, $100,000 liquidation preference,
      100,000 shares issued and outstanding at June 30, 2000
      and December 31, 1999.................................           1             1
  Common stock-- $0.01 par value, 250,000,000 shares
     authorized, 58,046,703 shares and 56,844,414 shares
     issued and outstanding at June 30, 2000 and December
     31, 1999, respectively.................................         580           568
  Additional paid-in capital................................     375,858       367,240
  Retained earnings.........................................      53,861        45,578
  Treasury stock............................................      (1,073)           --
                                                              ----------    ----------
          Total stockholders' equity........................     429,227       413,387
                                                              ----------    ----------
          Total Liabilities and Stockholders' Equity........  $1,731,003    $1,559,394
                                                              ==========    ==========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                               NATIONSRENT, INC.

                  UNAUDITED CONSOLIDATED STATEMENTS OF INCOME
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                         THREE MONTHS ENDED    SIX MONTHS ENDED
                                                              JUNE 30,             JUNE 30,
                                                         ------------------   -------------------
                                                           2000      1999       2000       1999
                                                         --------   -------   --------   --------
Revenue:
  Equipment rentals....................................  $141,505   $96,928   $251,851   $172,028
  Sales of equipment, merchandise, service, parts and
     supplies..........................................    28,983    33,381     60,833     60,596
                                                         --------   -------   --------   --------
          Total revenue................................   170,488   130,309    312,684    232,624
                                                         --------   -------   --------   --------
Cost of revenue:
  Cost of equipment rentals............................    49,074    29,023     87,079     53,585
  Rental equipment depreciation and lease expense......    31,791    21,881     54,964     38,256
  Cost of sales of equipment, merchandise, service,
     parts and supplies................................    20,302    22,465     41,646     40,631
                                                         --------   -------   --------   --------
          Total cost of revenue........................   101,167    73,369    183,689    132,472
                                                         --------   -------   --------   --------
Gross profit...........................................    69,321    56,940    128,995    100,152
                                                         --------   -------   --------   --------
Operating expenses:
  Selling, general and administrative expenses.........    30,612    24,489     56,415     43,496
  Non-rental equipment depreciation and amortization...     6,294     4,985     11,940      9,550
  Expenses related to abandoned merger, net............        --     3,932         --      3,932
                                                         --------   -------   --------   --------
Operating income.......................................    32,415    23,534     60,640     43,174
                                                         --------   -------   --------   --------
Other (income)/expense:
  Interest expense, net................................    23,697    15,986     46,296     30,432
  Other, net...........................................       232      (413)       186     (2,598)
                                                         --------   -------   --------   --------
                                                           23,929    15,573     46,482     27,834
                                                         --------   -------   --------   --------
Income before provision for income taxes...............     8,486     7,961     14,158     15,340
  Provision for income taxes...........................     3,521     3,304      5,875      6,366
                                                         --------   -------   --------   --------
Net income.............................................  $  4,965   $ 4,657   $  8,283   $  8,974
                                                         ========   =======   ========   ========
Net income per share:
  Basic................................................  $   0.09   $  0.08   $   0.14   $   0.16
                                                         ========   =======   ========   ========
  Diluted..............................................  $   0.07   $  0.08   $   0.11   $   0.16
                                                         ========   =======   ========   ========
Weighted average common shares outstanding:
  Basic................................................    58,372    55,759     58,469     55,733
                                                         ========   =======   ========   ========
  Diluted..............................................    72,893    64,768     73,043     64,714
                                                         ========   =======   ========   ========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                               NATIONSRENT, INC.

                UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                SIX MONTHS ENDED
                                                                    JUNE 30,
                                                              --------------------
                                                                2000        1999
                                                              ---------   --------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income..................................................  $   8,283   $  8,974
Adjustments to reconcile net income to net cash provided
  by/(used in) operating activities:
  Depreciation and amortization.............................     42,780     35,417
  Loss on disposal of non-rental equipment..................          6         --
  Gain on sale of rental equipment..........................    (10,872)    (9,136)
  Gain on sale of lift truck dealership.....................         --     (1,818)
  Deferred income tax provision.............................      5,421      6,089
  Changes in operating assets and liabilities:
       Accounts receivable..................................     (3,709)   (15,295)
       Inventories..........................................     (5,800)    (8,402)
       Prepaid expenses and other assets....................    (11,574)    (7,640)
       Accounts payable.....................................     54,418    (26,157)
       Accrued expenses and other liabilities...............     (7,160)    (3,515)
       Income taxes payable.................................        (91)    (2,600)
                                                              ---------   --------
       Net cash provided by/(used in) operating
        activities..........................................     71,702    (24,083)
                                                              ---------   --------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Acquisition of businesses, net of cash acquired........    (21,012)   (14,916)
     Payment of contingent acquisition consideration........    (10,750)      (500)
     Proceeds from sale of businesses.......................      6,657     23,315
     Purchases of rental equipment..........................   (125,069)   (92,551)
     Purchases of property and equipment....................    (21,887)   (23,728)
     Proceeds from sale of rental equipment.................     31,173     29,348
                                                              ---------   --------
       Net cash used in investing activities................   (140,888)   (79,032)
                                                              ---------   --------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from debt.....................................    229,040    179,278
     Repayments of debt.....................................   (153,399)   (74,862)
     Purchase of Treasury stock.............................     (1,073)        --
     Debt issuance costs....................................       (842)    (1,945)
                                                              ---------   --------
       Net cash provided by financing activities............     73,726    102,471
                                                              ---------   --------
Net increase/(decrease) in cash and cash equivalents........      4,540       (644)
Cash and cash equivalents, beginning of period..............      5,290     10,597
                                                              ---------   --------
Cash and cash equivalents, end of period....................  $   9,830   $  9,953
                                                              =========   ========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
     Cash paid for interest.................................  $  40,381   $ 35,574
                                                              =========   ========
     Cash paid for income taxes.............................  $     638   $  5,348
                                                              =========   ========
SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING
  ACTIVITIES:
  The Company acquired the net assets and assumed certain
     liabilities of certain businesses as follows:
     Total assets, net of cash acquired.....................  $  38,114   $ 24,358
     Total liabilities assumed..............................    (12,427)    (2,267)
     Amount paid through the issuance of debt and future
      contractual payments..................................     (4,675)    (7,175)
                                                              ---------   --------
       Net cash paid........................................  $  21,012   $ 14,916
                                                              =========   ========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                               NATIONSRENT, INC.

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                 JUNE 30, 2000

NOTE 1 -- BASIS OF PRESENTATION

     The accompanying unaudited interim consolidated financial statements have been prepared by NationsRent, Inc. (the "Company") and reflect all adjustments of a normal recurring nature which are, in the opinion of management, necessary for a fair presentation of financial results for the three and six months ended June 30, 2000 and 1999, in accordance with generally accepted accounting principles for interim financial reporting and pursuant to Article 10 of Regulation S-X. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. For interim reporting purposes, advertising expenses are charged to earnings in proportion to the relationship that revenue for such period bears to estimated full year revenue and related advertising expenses. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. These unaudited interim consolidated financial statements should be read in conjunction with the consolidated financial statements for the year ended December 31, 1999 appearing in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission. The results of operations for the three and six months ended June 30, 2000 are not necessarily indicative of the results which may be reported for the year ending December 31, 2000.

     The unaudited interim consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All material intercompany transactions and balances have been eliminated in consolidation.

IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

     In June 2000, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities," which amends SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 was previously amended by SFAS No. 137 "Accounting For Derivative Instruments and Hedging Activities -- Deferral of the Effective Date of FASB Statement No. 133," which deferred the effective date of SFAS No. 133 to fiscal years commencing after June 15, 2000. SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. The Company believes the adoption of SFAS No. 138 will not have a material impact on our financial position or results of operations and will adopt SFAS No. 138 concurrently with SFAS No. 133 on January 1, 2001, as required.

     In December 1999, the SEC issued Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition in Financial Statements." SAB 101 summarizes certain of the SEC's views in applying generally accepted accounting principles to revenue recognition in financial statements. Management does not expect the adoption of SAB 101 to have a material effect on the Company's operations or financial position.

NOTE 2 -- ACQUISITIONS

     The Company made four acquisitions of equipment rental businesses during the six months ended June 30, 2000. The aggregate consideration for these acquisitions was $25,825,000 and consisted of (i) $21,150,000 of cash, (ii) $3,475,000 of subordinated convertible debt and (iii) $1,200,000 of future contractual cash payments. The cash portion of the consideration was funded through borrowings under the Company's senior credit facility (the "Credit Facility"). In addition, the Company repaid or assumed outstanding indebtedness of the acquired companies in the aggregate amount of $9,793,000. These acquisitions have been accounted for using the purchase method and, accordingly, the acquired assets and assumed liabilities, including goodwill, have been recorded at their estimated fair values as of the date of acquisition.

                               NATIONSRENT, INC.

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

     The following table sets forth the estimated fair value of the assets acquired and liabilities assumed for the aforementioned acquisitions (in thousands):

Assets, including cash......................................  $12,340
Goodwill....................................................   25,912
Liabilities.................................................   12,427

     The following table sets forth the unaudited pro forma consolidated results of operations for the three and six months ended June 30, 2000 and 1999 giving effect to the acquisitions completed during 2000 and 1999 as if the acquisitions had occurred on January 1, 1999 (in thousands, except per share data):

                                                THREE MONTHS ENDED     SIX MONTHS ENDED
                                                     JUNE 30,              JUNE 30,
                                                -------------------   -------------------
                                                  2000       1999       2000       1999
                                                --------   --------   --------   --------
Revenue.......................................  $170,488   $165,296   $312,886   $299,681
Net income....................................     4,964      9,250      8,166     14,737
Basic earnings per share......................      0.09       0.16       0.14       0.25
Diluted earnings per share....................      0.07       0.12       0.11       0.20

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

     During the six months ended June 30, 2000, the Company paid consideration of $10,900,000 of cash, $700,000 of subordinated convertible debt and 1,721,664 shares of Common Stock to the former owners of previously acquired businesses related to the achievement of certain operating results. The Company records amounts paid for contingent consideration as additional purchase price once they are incurred since the consideration is required regardless of the former owner's continued association with the Company.

     As a part of the purchase of a certain business during 1999, the Company acquired a dealership that sold new construction and agricultural equipment of a single manufacturer. In May 2000, the Company decided to close the locations that comprised the dealership portion of the acquisition after it was unable to obtain the manufacturer's approval for the sale of the dealership to a third party. As such, the Company began an orderly liquidation of the assets of the acquired dealership. The fair value of the dealership assets have been recorded at June 30, 2000 based on management's estimate of the proceeds from the sale of the assets. The results of operations related to the dealership for the six months ended June 30, 2000, which aggregated $3,683,000 of losses and $449,000 of interest expense, have been excluded from the Company's 2000 consolidated statements of income.

                               NATIONSRENT, INC.

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

NOTE 4 -- EARNINGS PER SHARE

     The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share data):

                                                 THREE MONTHS ENDED    SIX MONTHS ENDED
                                                      JUNE 30,             JUNE 30,
                                                 ------------------    -----------------
                                                  2000       1999       2000      1999
                                                 -------    -------    ------    -------
Numerator:
  Numerator for basic earnings per share-- net
     income....................................  $4,965     $4,657     $8,283    $ 8,974
  Interest expense on convertible subordinated
     debt, net of income taxes.................      --        751         --      1,479
                                                 ------     ------     ------    -------
  Numerator for diluted earnings per share.....  $4,965     $5,408     $8,283    $10,453
                                                 ======     ======     ======    =======
Denominator:
  Denominator for basic earnings per
     share--weighted-average shares............  58,372     55,759     58,469     55,733
  Effect of dilutive securities:
     Convertible subordinated debt.............      --      8,840         --      8,748
     Preferred stock...........................  14,286         --     14,286         --
     Employee stock options....................     235        169        288        233
                                                 ------     ------     ------    -------
Denominator for diluted earnings per
  share-- adjusted weighted-average shares.....  72,893     64,768     73,043     64,714
                                                 ======     ======     ======    =======
Basic earnings per share.......................  $ 0.09     $ 0.08     $ 0.14    $  0.16
                                                 ======     ======     ======    =======
Diluted earnings per share.....................  $ 0.07     $ 0.08     $ 0.11    $  0.16
                                                 ======     ======     ======    =======

     Options and warrants to purchase 7,674,563 and 2,685,561 shares of Common Stock were outstanding at June 30, 2000 and 1999, respectively, but were not included in the computation of diluted earnings per share because the options' exercise price was greater than the average fair value of the common shares and, therefore, the effect would be anti-dilutive. The convertible subordinated debt was excluded from the diluted earnings per share calculation for the three and six months ended June 30, 2000 as such debt was anti-dilutive in such periods.

NOTE 5 -- COMPREHENSIVE INCOME

     The objective of reporting comprehensive income is to disclose all changes in equity of an enterprise that result from transactions and other economic events in a period other than transactions with owners. The comprehensive income of the Company was equal to net income for all periods presented.

                               NATIONSRENT, INC.

NOTE 6 -- TREASURY STOCK

     In May 2000, the Board of Directors of the Company approved the repurchase from time to time of up to $5,000,000 of the Company's Common Stock. As of June 30, 2000, the Company has repurchased 306,000 shares of its Common Stock in the open market for a cost of approximately $1,073,000, which shares have been recorded as treasury stock in the accompanying consolidated financial statement.

NOTE 7 -- NON-RECURRING ITEMS

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

     In January 1999, the Company entered into an Agreement and Plan of Merger (the "Merger Agreement") with Rental Service Corporation ("RSC"), a Delaware corporation, pursuant to which the Company was to be merged with and into RSC with RSC continuing as the surviving corporation to be named RSC NationsRent. In May 1999, the Company entered into a Termination and Release Agreement (the "Termination Agreement"), with RSC, pursuant to which the Company and RSC mutually agreed to terminate the Merger Agreement and to abandon the proposed merger between the parties. As part of the Termination Agreement, RSC paid the Company $6,000,000 as reimbursement of out-of-pocket costs and expenses incurred in connection with the transaction. The Company recorded a pre-tax charge of $3,932,000 in the second quarter of 1999 for the unreimbursed portion of expenses incurred related to the proposed merger.

NOTE 8 -- SUBSEQUENT EVENTS

     In August 2000, the Company amended the Credit Facility to increase the total aggregate commitment to $925,000,000. The Credit Facility consists of a $525,000,000 revolving line of credit that matures in July 2004 and a $400,000,000 term loan that matures in July 2006. Borrowings under the revolving line of credit bear interest at either the Fleet National Bank base rate plus a percentage ranging from .50% to 1.50% or, at our option, the Eurodollar market rate plus a percentage ranging from 1.75% to 2.75%. The term loan bears interest at the base rate plus 2.00% to 2.25%, or at our option the Eurodollar market rate plus 3.25% to 3.50%. The percentage over the Eurodollar market rate and base rate is based on our financial performance as measured by the total funded debt ratio. The Credit Facility is secured by a security interest in substantially all of our assets. The Credit Facility also imposes, among other covenants, a tangible assets to senior debt covenant, a restriction on all of our retained earnings including the declaration and payment of cash dividends, consent requirements on certain acquisitions and a restriction on the ratio of total funded debt to earnings before interest, income taxes, depreciation and amortization.

     In August 2000, the Company entered into a Preferred Stock Purchase Agreement with NR2 Holdings Limited (an affiliate of Investcorp S.A.), DB Capital Investors, L.P. (an affiliate of Deutsche Bank AG), J.P. Morgan Capital Corporation and Sixty Wall Street Fund, L.P. (an affiliate of J.P. Morgan), pursuant to which the Company agreed to sell 100,000 shares of its perpetual Series B Convertible Preferred Stock ("Preferred Stock") for an aggregate purchase price of $100,000,000. On August 2, 2000, pursuant to the Purchase Agreement, the Company sold 52,000 shares of Preferred Stock for an aggregate purchase price of $52,000,000. The proceeds of the initial closing were used to pay down amounts outstanding under the Credit Facility. The sale of the additional 48,000 shares of Preferred Stock, for an aggregate purchase price of $48,000,000, is subject to stockholder approval at a special meeting of the stockholders scheduled to be held within the next 45 days. Regardless of whether the stockholders approve the sale of the additional 48,000

                               NATIONSRENT, INC.

shares of Preferred Stock, the first closing for the 52,000 shares of Preferred Stock will remain consummated. The 100,000 shares of Preferred Stock, when issued, will be convertible into 22,222,222 shares of Common Stock, based on a liquidation preference of $1,000 per share of Preferred Stock and a conversion price of $4.50 per share of Common Stock. The holders of the Preferred Stock were granted certain demand and piggy-back registration rights with respect to the shares of the Company's Common Stock issuable upon conversion of the Preferred Stock, pursuant to a Registration Rights Agreement among the Company, such holders and certain of the Company's stockholders. The terms of the Preferred Stock are set forth in the Certificate of Designation filed as an exhibit to this Quarterly Report on Form 10-Q along with the Preferred Stock Purchase Agreement and the Registration Rights Agreement.

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

GENERAL

     NationsRent is a leading provider of rental equipment in the United States. We offer a comprehensive line of equipment for rent primarily to a broad range of construction and industrial customers including general contractors, subcontractors, highway contractors, manufacturing plants and distribution centers. The Company also sells used and new equipment, spare parts and supplies. As of June 30, 2000, we operated over 190 equipment rental locations in 27 states. We have become a leading provider of rental equipment as a result of our strategy to establish a significant presence in target markets by acquiring platform companies, opening or acquiring additional convenient locations concentrated around those businesses and expanding the selection and availability of our rental fleet.

     As part of building a nationally branded network, we seek to conform the physical appearance and product offerings of all of our stores to a uniform format. Distinguishing characteristics of this format include clearly marked aisles, a wide variety of newer, name brand, well maintained rental equipment, prominent use of the NationsRent logo and colors and attractive, well-organized and clean store facilities. In addition, our stores seek to offer a high level of customer service which is supported through employee training and the integration of information systems. The cost of converting an acquired location to the NationsRent format varies depending on the physical properties of the acquired location and the condition, breadth and depth of rental equipment inventory at such location, which are factors considered in the selection and pricing of acquisition candidates. The cost of opening our new locations has varied depending on whether we leased or purchased the underlying real property, the size of the location and the breadth and depth of inventory at each location. See "Liquidity and Capital Resources."

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

     The principal components of our cost of revenue include equipment depreciation and lease expense, costs of new and used equipment sold, personnel costs, occupancy costs, repair and maintenance costs and vehicle operations. Rental equipment depreciation is calculated using the straight-line method over the estimated useful life of such equipment. The range of useful lives estimated by management for rental equipment is primarily 18 to 120 months and is depreciated to a salvage value ranging from zero to ten percent of original cost. Since 1998, we have financed approximately $336.9 million of rental fleet additions with operating leases. In order to more clearly reflect the cost of our rental fleet, we have combined operating lease expense related to our rental fleet with rental equipment depreciation and reported these amounts on a separate line in our statements of income.

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

     In May 1999, we abandoned our merger with Rental Service Corporation ("RSC") and entered into a Termination and Release Agreement (the "Termination Agreement") with RSC. Pursuant to the Termina-tion Agreement RSC reimbursed us for $6.0 million of expenses incurred in connection with the transaction, which offset a total of $9.9 million of expenses incurred in connection with the transaction. The net $3.9 million of unreimbursed expenses is included in operating expenses in the three and six months ended June 30, 1999.

ACQUISITIONS AND NEW STORES

     While we expect to concentrate our growth initiatives around the opening of new locations, we may continue to acquire select leading companies either to enter new high growth markets or to complement our operations in existing markets. During the six months ended June 30, 2000, we acquired four equipment rental businesses. We paid an aggregate of approximately $25.8 million for these four acquisitions which consisted of approximately:

     - $21.1 million in cash;

     - $3.5 million of subordinated convertible debt; and

     - $1.2 million of future contractual payments.

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

     In markets in which we have established a presence, we may open new locations in that geographic area or adjacent areas. During the six months ended June 30, 2000, we have opened 12 of the 20 new locations we plan to open in 2000. We continue to evaluate the need for new locations in markets in which we have a presence as well as in new markets that we may enter as we acquire additional companies.

     In April 2000, we announced a strategic partnership with Lowe's Companies, Inc., the world's second largest home improvement retailer, to operate NationsRent stores within select Lowe's stores. Operating as a store within a store, the NationsRent stores rent our full line of construction equipment to Lowe's customers. Since the announcement, we have opened six test NationsRent rental centers in Lowe's stores. If the test rental centers are successful and a long-term agreement with Lowe's is negotiated, we expect to open a significant number of these rental centers nationwide. The Lowe's strategic partnership will require us to accelerate investments in systems, training, brand support and other store start-up costs.

HISTORICAL RESULTS OF OPERATIONS

THREE AND SIX MONTHS ENDED JUNE 30, 2000 AND 1999

     Revenue. The following table sets forth our revenue by type for the three and six months ended June 30, 2000 and 1999 (in thousands, except percentages):

                                          THREE MONTHS ENDED JUNE 30,            SIX MONTHS ENDED JUNE 30,
                                      -----------------------------------   -----------------------------------
                                            2000               1999               2000               1999
                                      ----------------   ----------------   ----------------   ----------------
Equipment rentals...................  $141,505   83.0%   $ 96,928   74.4%   $251,851   80.5%   $172,028   74.0%
Sales of equipment, merchandise,
  service, parts and supplies.......    28,983   17.0%     33,381   25.6%     60,833   19.5%     60,596   26.0%
                                      --------   -----   --------   -----   --------   -----   --------   -----
                                      $170,488   100.0%  $130,309   100.0%  $312,684   100.0%  $232,624   100.0%
                                      ========   =====   ========   =====   ========   =====   ========   =====

     Total revenue increased $40.2 million, or 30.8% and $80.1 million, or 34.4% for the three and six months ended June 30, 2000, respectively, when compared to the same periods in 1999. Rental revenue increased $44.6 million, or 46.0% and $79.8 million, or 46.4% for the three and six months ended June 30, 2000, respectively, when compared to the same periods in 1999. The increase in rental revenue for the three and six months ended June 30, 2000, when compared to the same periods in 1999, was comprised of 20.0% and 19.3%, respectively, from internal growth and 26.0% and 27.1%, respectively, from the inclusion of rental revenue from businesses acquired during 1999 and 2000. The internal growth in rental revenue was primarily a result of the expansion of our rental fleet at existing locations. Equipment rental revenue as a percentage of total revenue was 83.0% and 80.5% for the three and six months ended June 30, 2000, respectively, up from 74.4% and 74.0%, respectively, for the same periods in 1999. The higher mix of rental revenue in 2000 is due primarily to the acquisition of companies with a higher percentage of equipment rentals and the expansion of our rental fleet.

     Gross Profit. Gross profit increased $12.4 million and $28.8 million for the three and six months ended June 30, 2000, respectively, when compared to the same periods in 1999. The increase in gross profit was primarily due to the increase in total revenue. Gross profit as a percentage of total revenue was 40.7% and 41.3%, respectively, for the three and six months ended June 30, 2000, respectively, compared to 43.7% and 43.1% for the same periods in 1999.

     Operating Expenses. Selling, general and administrative expenses increased $6.1 million and $12.9 million for the three and six months ended June 30, 2000, respectively, when compared to the same periods in 1999. This increase was due primarily to the inclusion of such costs from businesses acquired during 1999 and 2000 and additional corporate expenses. Also included in operating expenses for the three and six months ended June 30, 1999 is $3.9 million of unreimbursed expenses incurred in connection with the abandoned merger with RSC. Selling, general and administrative expenses as a percentage of total revenue were 18.0% for the three and six months ended June 30, 2000, respectively, compared to 18.8% and 18.7%, respectively, for the same periods in 1999.

     Non-rental equipment depreciation and amortization increased $1.3 million and $2.4 million for the three and six months ended June 30, 2000, respectively, when compared to the same periods in 1999. This increase was due primarily to additional goodwill amortization incurred in connection with acquisitions completed during 1999 and 2000.

     Operating Income. Operating income increased $8.9 million and $17.5 million for the three and six months ended June 30, 2000 when compared to the same periods in 1999. Operating income as a percentage of total revenue was 19.0% and 19.4% for the three and six months ended June 30, 2000, respectively, compared to 18.1% and 18.6% for the same periods in 1999. These increases were due primarily to the higher percentage of revenue from equipment rentals in 2000 and the impact of the aforementioned charge in 1999 related to the abandoned merger with RSC.

     Other Income and Expense. Interest expense increased $7.7 million and $15.9 million for the three and six months ended June 30, 2000, respectively, when compared to the same periods in 1999. This increase was due primarily to the increase in debt incurred to finance acquisitions and the expansion of our rental fleet during 1999 and 2000, as well as an increase in the interest rates charged on the variable portion of our bank debt. Interest expense is primarily attributable to borrowings under our senior credit facilities, notes issued to finance the purchase of equipment, subordinated convertible notes issued to sellers of businesses we acquired and our senior subordinated notes.

     Other income for the six months ended June 30, 1999 included a pre-tax gain of approximately $1.8 million, or $0.02 per share, from the sale in January of a lift truck dealership.

     Income Taxes. Our effective income tax rate for the three and six months ended June 30, 2000 was 41.5%. The amount above statutory income tax rates is attributable primarily to non-deductible goodwill amortization for federal income tax purposes.

     Net Income. Net income increased $0.3 million and decreased $0.7 million for the three and six months ended June 30, 2000, respectively, when compared to the same periods in 1999. The variances in net income are a result of the factors discussed above. Net income, excluding the charge related to the abandoned merger with RSC, would have been $6.9 million or $0.12 diluted earnings per share and $11.3 million or $0.20 diluted earnings per share for the three and six months ended June 30, 1999, respectively.

LIQUIDITY AND CAPITAL RESOURCES

     Our primary uses of cash have been the funding of acquisitions and capital expenditures. To date, we have funded our cash requirements primarily with borrowings under our credit facility, proceeds from the issuance of debt and equity securities, equity contributions from our founding stockholders and cash provided by operations.

     Our net cash provided by operations was $71.7 million for the six months ended June 30, 2000 compared to net cash used of $24.1 million for the same period in 1999. The increase in cash provided by operations was due primarily to an increase in accounts payable. Net cash used in investing activities was $140.9 million for the six months ended June 30, 2000. Cash used in investing activities consisted primarily of $125.1 million for purchases of rental equipment, $21.9 million for purchases of and improvements to property and equipment and net cash consideration of $21.1 million for the acquisition of businesses. Included in investment activities was $6.7 million relating to proceeds from the sale of assets of a specialty rental location. Cash provided by financing activities was $73.7 million for the six months ended June 30, 2000 and was a result of net borrowings under our senior credit facilities.

     In August 2000, we increased our credit facility from $800.0 million to $925.0 million. Our credit facility consists of a $525.0 million revolving line of credit due July 2004 and a $400.0 million term loan due July 2006. The credit facility can be used to complete permitted acquisitions, make capital expenditures, enter into standby letters of credit or for working capital and other general corporate purposes. Borrowings under the revolving line of credit bear interest at either the Fleet National Bank base rate plus a percentage ranging from .50% to 1.50% or, at our option, the Eurodollar market rate plus a percentage ranging from 1.75% to 2.75%. The term loan bears interest at the base rate plus 2.00% to 2.25%, or at our option the Eurodollar market rate plus 3.25% to 3.50%. The percentage over the Eurodollar market rate and base rate is based on our financial performance as measured by the total funded debt ratio. The credit facility is secured by a security interest in substantially all of our assets. The credit facility also imposes, among other covenants, a tangible assets to senior debt covenant, a restriction on all of our retained earnings including the declaration and payment of cash dividends, consent requirements on certain acquisitions and a restriction on the ratio of total funded debt to earnings before interest, income taxes, depreciation and amortization. On June 30, 2000, $429.9 million and $300.0 million of cash borrowings were outstanding under the revolving line of credit and term loan, respectively.

     In August 2000, we entered into an agreement to sell 100,000 shares of series B perpetual convertible preferred stock for an aggregate purchase price of $100.0 million to a group of investors including: $20.0 million to NR2 Holdings Limited (an affiliate of Investcorp S.A.), $40.0 million to DB Capital Investors, L.P. (an affiliate of Deutsche Bank AG), $30.0 million to J.P. Morgan Capital Corporation and $10.0 million to Sixty Wall Street Fund, L.P. (an affiliate of J.P. Morgan). The preferred stock is convertible into approximately
22.2 million shares of our common stock at any time based on a liquidation preference of $1,000 per share of preferred stock and a conversion price of $4.50 per share of common stock. The private placement of $52.0 million was completed in August with the remaining $48.0 million to be funded following stockholder approval to be sought at a special meeting to be held within 45 days. Proceeds from the private placement have been and will be used to repay borrowings under our revolving credit facility.

     Our short-term cash requirements for our existing operations consist primarily of:

     - capital expenditures to maintain, modernize and expand our rental equipment inventory;

     - working capital requirements; and

     - repair and maintenance of rental equipment, purchase of merchandise inventory and other operating activities.

     We estimate that equipment expenditures over the next 12 months for our existing locations and for new store openings will be in the range of $250.0 million to $300.0 million, net of proceeds from used equipment sales. Approximately one-third of the estimated net capital expenditures is to replace existing rental equipment. We believe that we will be able to finance our short-term cash needs for equipment expenditures through cash generated from operations, borrowings under our credit facility and the use of equipment leases. We estimate that such sources will be sufficient to fund the cash required for our existing operations for at least 12 months.

     During the six months ended June 30, 2000, we opened 12 new locations in markets where we already had a presence, excluding our test locations at select Lowe's Home Improvement Centers. We estimate that the average aggregate capital costs associated with each such new location were in the range of $2.0 million to $4.5 million. We expect to open a total of approximately 8 additional new locations in 2000. We believe that cash generated from operations and borrowings under our credit facility will be sufficient to fund these costs.

     As discussed above, if the Lowe's test rental centers are successful, we expect to open a significant number of these rental locations nationwide. We believe cash generated from operations and borrowings under our credit facility will be sufficient to fund these costs for at least 12 months.

     We are developing additional modules for our management information system. We estimate the total cost to complete development and installation of the modules at our existing locations will range from $8.0 million to $10.0 million over the next 12 months and we believe cash generated from operations and borrowings under our credit facility will be sufficient to fund these costs.

     We may make additional select acquisitions of leading companies in order to either enter new markets or compliment our operations in existing markets and believe that, in connection with new acquisitions, we will be required to make additional expenditures to expand and modernize rental equipment of acquired companies. We expect to finance future acquisitions and related rental equipment expenditures using cash, equity, debt and/or assumption of indebtedness. To complete future acquisitions, we may be required to increase amounts available under our credit facility or raise additional capital through issuance of additional debt or equity securities. There can be no assurance that additional capital, if and when required, will be available on terms satisfactory to us or at all.

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

IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

     We are required to adopt SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities," which amends SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 was previously amended by SFAS No. 137 "Accounting For Derivative Instruments and Hedging Activities -- Deferral of the Effective Date of FASB Statement No. 133," which deferred the effective date of SFAS No. 133 to fiscal years commencing after June 15, 2000. SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. We believe the adoption of SFAS No. 138 will not have a material impact on our financial position or results of operations and will adopt SFAS No. 138 concurrently with SFAS No. 133 on January 1, 2001, as required.

     We are required to adopt Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements." Staff Accounting Bulletin No. 101 summarizes certain of the SEC's views in applying generally accepted accounting principles to revenue recognition in financial statements. We do not expect the adoption of SAB 101 to have a material effect on our financial position or results of operations.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Our exposure to market risk is limited primarily to the fluctuating interest rates associated with our variable rate indebtedness. Our variable interest rates are subject to interest rate changes in the United States and the Eurodollar market. At June 30, 2000 we had $610.0 million of variable rate indebtedness, representing approximately 56% of our total debt outstanding, at an average interest rate of 9.12%. In January 2000, we entered into a two-year modified interest rate swap contract to hedge the impact of interest rate fluctuations on certain variable rate debt. We do not hold or issue derivative financial instruments for trading or speculative purposes. The interest rate swap fixes the Eurodollar interest rate at 6.80% on $165.0 million of variable rate debt through January 30, 2002. The interest differential is paid or received on a monthly basis and recognized as a component of interest expense. The counterparty to the swap is a major financial institution and management believes that the risk of incurring credit losses is remote.

                          PART II -- OTHER INFORMATION

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

(C) RECENT SALES OF UNREGISTERED SECURITIES

     During the period from April 1, 2000 through June 30, 2000, we issued securities in the transactions set forth below. Each of these transactions was intended to be exempt from the registration requirements of the Securities Act of 1933, as amended, by virtue of Section 4(2) thereunder based on being issued in a transaction not involving a public offering.

     In May 2000, the stockholders of the Company approved an amendment to the Company's Amended and Restated 1998 Stock Option Plan to increase from 7,000,000 to 10,000,000 the number of shares available for grants under the plan.

     From April 1, 2000 through June 30, 2000, we granted options to certain of our employees to purchase an aggregate of 150,000 shares of Common Stock at exercise prices ranging from $4.31 to $5.25 per share. These options generally vest over a four year period at the rate of 25% per year beginning on the first anniversary of the date of grant.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     On May 12, 2000, the Company held an annual meeting of the stockholders with respect to the following matters: (1) for the holders of the Company's Common Stock to elect six persons to the Company's Board of Directors, (2) for the holders of the Company's Series A Convertible Preferred Stock to elect two persons to the Company's Board of Directors; and (3) to approve an amendment to the Company's Amended and Restated 1998 Stock Option Plan (the "1998 Stock Option Plan") to increase from 7,000,000 to 10,000,000 the maximum number of shares of the Company's Common Stock subject to awards under the 1998 Stock Option Plan:

     The following table sets forth the votes for and votes withheld with respect to the election of the Common Stock directors:

NAME                                                          VOTES FOR    VOTES WITHHELD
----                                                          ----------   --------------
James L. Kirk...............................................  40,451,168      132,010
H. Wayne Huizenga...........................................  40,440,918      142,260
Harris W. Hudson............................................  40,430,518      152,660
Gary L. Gabriel.............................................  40,441,193      141,985
Thomas H. Bruinooge.........................................  40,429,743      153,435
Ivan W. Gorr................................................  40,427,543      155,635

     The following table sets forth the votes for and votes withheld with respect to the election of the Series A Preferred Stock directors:

NAME                                                          VOTES FOR   VOTES WITHHELD
----                                                          ---------   --------------
Christopher J. O'Brien......................................   100,000          0
Charles J. Philippin........................................   100,000          0

     With respect to the approval of the amendment to the Company's 1998 Stock Option Plan, 47,378,074 votes were cast for this matter (including 33,092,360 votes of Common Stock and 14,285,714 votes of Series A Preferred Stock), 554,978 votes were cast against this matter and there were 188,771 abstentions and 6,747,069 broker non-votes.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(A) EXHIBITS

EXHIBIT
NUMBER
-------
2.1       Agreement and Plan of Merger, dated as of January 20, 1999, between the Company and Rental Service Corporation.(5)
2.2       Stock Option Agreement, dated as of January 20, 1999,
          between the Company and Rental Service Corporation.(5)
2.3       Stock Option Agreement, dated as of January 20, 1999,
          between Rental Service Corporation and the Company.(5)
2.4       Voting Agreement, dated as of January 20, 1999, between Kirk
          Holdings Limited Partnership, H. Family Investments, Inc.
          and Huizenga Investments Limited Partnership, as
          shareholders, and Rental Service Corporation.(5)
2.5       Termination and Release Agreement, dated May 20, 1999,
          between the Company and Rental Service Corporation.(6)
2.6       Stock Option Termination Agreement dated May 20, 1999,
          between the Company and Rental Service Corporation.(6)
3.1       Amended and Restated Certificate of Incorporation of the
          Company.(2)
3.2       Amended and Restated By-Laws of the Company.(1)
3.3       Certificate of Designation for Series A Convertible
          Preferred Stock.(8)
3.4       Certificate of Amendment to Certificate of Designation for
          Series A Convertible Preferred Stock.(7)
3.5*      Certificate of Designation for Series B Convertible
          Preferred Stock
4.1       Unregistered 10 3/8% Global Senior Subordinated Notes due
          2008.(4)
4.2       Registered 10 3/8% Senior Subordinated Notes due 2008.(4)
4.3       Senior Subordinated Guarantee dated December 11, 1998, of
          the Guarantors as defined therein.(4)
4.4       Indenture, dated December 11, 1998, by and among Company,
          the Guarantors and The Bank of New York.(4)
4.5       Registration Rights Agreement, dated December 11, 1998, by and among the Company, the Guarantors and the Initial
          Purchasers as defined therein.(4)
4.6*      Fifth Amended and Restated Revolving Credit and Term Loan
          Agreement, dated as of August 2, 2000, by and among the
          Company, certain of its subsidiaries, Fleet National Bank
          (f/k/a BankBoston, N.A.) and the other lending institutions party thereto, Fleet National Bank, as administrative agent,
          Bankers Trust Company, as syndication agent, and Scotiabanc
          Inc., as documentation agent
4.7*      Second Amended Restated Security Agreement, dated as of
          August 2, 2000, between the Company, certain of its
          subsidiaries, and Fleet National Bank (f/k/a BankBoston,
          N.A.), as administrative agent
10.1      Stock Purchase Agreement, dated August 15, 1997, by and
          among the Company, Sam's and the shareholders of Sam's,
          together with Amendment Nos. 1-6.(1)
10.2      Form of Unsecured Subordinated Promissory Notes -- Sam's.(1)
10.3      Form of Unsecured Convertible Promissory Note -- Sam's.(1)
10.4      Form of Unsecured Contingent Convertible Subordinated
          Promissory Notes -- Sam's.(1)
10.5      Agreement, dated September 22, 1997, between the Company and
          Gary L. Gabriel.(1)
10.6      Asset Purchase Agreement, dated December 8, 1997, by and
          among NationsRent of Ohio, Inc., R&R Rental, Inc. ('R&R')
          and the sole shareholder of R&R, together with an Amendment dated December 10, 1997.(1)
10.7      Form of Unsecured Subordinated Promissory Note -- R&R.(1)
10.8      Asset Purchase Agreement, dated December 8, 1997, as
          amended, among NationsRent of Indiana, Inc. and C&E Rental and Service, Inc. ('C&E'), together with an Amendment dated
          December 23, 1997.(1)

EXHIBIT
NUMBER
-------
10.9      Form of Unsecured Convertible Subordinated Promissory Note
          C&E.(1)
10.10     Stock Purchase Agreement, dated December 20, 1997, as
          amended, among NationsRent of West Virginia, Inc., Titan,
          together with an Amendment dated December 31, 1997.(1)
10.11     Form of Unsecured Convertible Subordinated Promissory
          Note -- Titan.(1)
10.12     Stock Purchase Agreement, dated March 24, 1998, among the
          Company, Bode-Finn Limited Partnership ('Bode-Finn') and the
          shareholders of Bode-Finn, together with Amendment No. 1,
          dated April 6, 1998, and Amendment No. 2, dated April 17,
          1998.(1)
10.13     Form of Unsecured Convertible Subordinated Promissory
          Notes -- Bode-Finn.(1)
10.14     Form of Warrant -- Bode-Finn.(1)
10.15     Registration Rights Agreement, dated May 5, 1998, among the
          Company, Bode-Finn, and Raymond E. Mason Foundation.(1)
10.16     Asset Purchase Agreement, dated March 25, 1998, among
          NationsRent of Indiana, Inc., RFL, Enterprises, Inc. and the
          sole shareholder of RFL Enterprises, Inc. ('RFL').(1)
10.17     Asset Purchase Agreement, dated April 21, 1998, among
          NationsRent of Florida, Inc. and Naples Rent-All and Sales
          Company, Inc. ('Naples').(1)
10.18     Form of Unsecured Convertible Subordinated Promissory
          Note -- Naples.(1)
10.19     Stock Purchase Agreement, dated May 7, 1998, among the
          Company, Raymond Equipment Co. ('Raymond Equipment') and the
          shareholders of Raymond Equipment.(1)
10.20     Form of Unsecured Subordinated Promissory Notes -- Raymond
          Equipment.(1)
10.21     Form of Unsecured Convertible Subordinated Promissory
          Notes -- Raymond Equipment.(1)
10.22     Asset Purchase Agreement, dated May 14, 1998, among the
          Company and General Rental, Inc.(1)
10.23     Stock Purchase Agreement, dated May 30, 1998, among the
          Company, J. Kelly Co., Inc. ('J. Kelly') and the
          shareholders of J. Kelly.(1)
10.24     Form of Unsecured convertible Subordinated Promissory
          Note -- J. Kelly.(1)
10.25     Form of Registration Rights Agreement among the Company and the shareholders of J. Kelly.(1)
10.26     Asset Purchase Agreement, dated June 7, 1998, among the
          Company, Associated Rental Equipment Management Company,
          Inc. ('Associated') and the sole shareholder of
          Associated.(1)
10.27     Form of Unsecured Convertible Subordinated Promissory
          Note -- Associated.(1)
10.28     Form of Registration Rights Agreement -- Associated.(1)
10.29     Form of Subscription Agreement, dated May 1998, between the
          Company and certain subscribers.(1)
10.30     NationsRent Second Amended and Restated 1998 Stock Option
          Plan.(9)
10.31     Form of Stock Option Agreement.(1)
10.32     Amended and Restated Purchase Agreement, dated as of
          September 9, 1998, by and among NationsRent, Inc., Ray L.
          O'Neal, Inc., Arenco, L.L.C., Don R. O'Neal, Elizabeth M.
          O'Neal and the O'Neal Revocable Trust dated December 29,
          1987.(3)
10.33     Unsecured Convertible Subordinated Promissory Note, dated as of October 23, 1998, from the Company to Ray L. O'Neal,
          Inc.(3)
10.34     Preferred Stock Purchase Agreement, dated July 20, 1999, by and among the Company, NR Holdings Limited and NR
          Investments Limited.(8)
10.35     Registration Rights Agreement, dated as of July 20, 1999, by and between the Company, NR Holdings Limited, NR Investments
          Limited, James L. Kirk and H. Wayne Huizenga.(8)
10.36*    Preferred Stock Purchase Agreement, dated August 2, 2000, by and among the Company, NR2 Holdings Limited, DB Capital
          Investors, L.P., J.P. Morgan Capital Corporation and Sixty
          Wall Street Fund, L.P.

EXHIBIT
NUMBER
-------
10.37*    Registration Rights Agreement, dated as of August 2, 2000, by and among the Company, NR2 Holdings Limited, DB Capital
          Investors, L.P., J.P. Morgan Capital Corporation, Sixty Wall
          Street Fund, L.P., James L. Kirk and H. Wayne Huizenga and
          holders of the Series A Convertible Preferred Stock
27.1*     Financial Data Schedule. (for SEC use only)

---------------

 *  Filed herewith

(1) Incorporated by reference to the Company's Registration Statement on Form S-1, as amended, Commission File No. 333-56233.
(2) Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the period ended June 30, 1998.
(3) Incorporated by reference to the Company's Current Report on Form 8-K filed on November 9, 1998.
(4) Incorporated by reference to the Company's Registration Statement on Form S-4, Commission File No. 333-69691.
(5) Incorporated by reference to the Company's Current Report on Form 8-K filed on April 8, 1999.
(6) Incorporated by reference to the Company's Current Report on Form 8-K filed on May 21, 1999.
(7) Incorporated by reference to the Company's Registration Statement on Form S-3, Commission File No. 333-88603.
(8) Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the period ended June 30, 1999.
(9) Incorporated by reference to the Company's Registration Statement on Form S-8, Commission File No. 333-38870.

(b) REPORTS ON FORM 8-K

     The Company filed no Current Reports on Form 8-K during the quarter ended June 30, 2000.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          NATIONSRENT, INC.

Date: August 11, 2000                                    By:               /s/ JAMES L. KIRK
                                                         ----------------------------------------------------
                                                         James L. Kirk
                                                         Chairman of the Board and Chief Executive Officer
                                                         (Duly Authorized Officer)

Date: August 11, 2000                                    By:               /s/ GENE J. OSTROW
                                                         ----------------------------------------------------
                                                         Gene J. Ostrow
                                                         Executive Vice President and Chief Financial Officer
                                                         (Principal Financial Officer)

Date: August 11, 2000                                    By:               /s/ KRIS E. HANSEL
                                                         ----------------------------------------------------
                                                         Kris E. Hansel
                                                         Vice President and Controller
                                                         (Principal Accounting Officer)