Form 10-Q
period 2000-09-30
NATIONSRENT INC
filed 2000-11-14
CIK 1062515

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

       FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     The number of shares of Common Stock, par value $0.01 per share, outstanding on November 6, 2000 was 57,839,003.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               NATIONSRENT, INC.

                           INDEX TO QUARTERLY REPORT

                                  ON FORM 10-Q

                    FOR THE QUARTER ENDED SEPTEMBER 30, 2000

                                     PART I
                             FINANCIAL INFORMATION

                                                               PAGE
                                                              NUMBER
                                                              ------
Item 1. Financial Statements
  Unaudited Consolidated Balance Sheets as of September 30,
     2000 and December 31, 1999.............................     1

  Unaudited Consolidated Statements of Income for the Three
     Months and Nine Months Ended September 30, 2000 and
     1999...................................................     2

  Unaudited Consolidated Statements of Cash Flows for the
     Nine Months Ended September 30, 2000 and 1999..........     3

  Notes to Unaudited Consolidated Financial Statements......     4

Item 2. Management's Discussion and Analysis of Financial
  Condition and Results of Operations.......................     8

Item 3. Quantitative and Qualitative Disclosures About
  Market Risk...............................................    15

                            PART II

                       OTHER INFORMATION

Item 2. Changes in Securities and Use of Proceeds...........    16

Item 4. Submission of Matters to a Vote of Security
  Holders...................................................    16

Item 6. Exhibits and Reports on Form 8-K....................    18

Signatures..................................................    21

                        PART I -- FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                               NATIONSRENT, INC.

                     UNAUDITED CONSOLIDATED BALANCE SHEETS
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                              SEPTEMBER 30,   DECEMBER 31,
                                                                  2000            1999
                                                              -------------   ------------
                           ASSETS
Cash and cash equivalents...................................   $    6,458      $    5,290
Accounts receivable, net....................................      150,153         124,207
Inventories.................................................       41,032          39,556
Prepaid expenses and other assets...........................       36,723          30,894
Deferred financing costs....................................       17,621          14,719
Rental equipment, net.......................................      640,643         574,846
Property and equipment, net.................................       94,996          68,394
Intangible assets related to acquired businesses, net.......      783,726         701,488
                                                               ----------      ----------
          Total Assets......................................   $1,771,352      $1,559,394
                                                               ==========      ==========

            LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
  Accounts payable..........................................   $  120,437      $   72,727
  Accrued compensation and related taxes....................        6,798           5,039
  Accrued expenses and other liabilities....................       47,715          36,235
  Debt......................................................    1,024,407         989,428
  Income taxes payable......................................          751             777
  Deferred income taxes.....................................       46,365          41,801
                                                               ----------      ----------
          Total liabilities.................................    1,246,473       1,146,007
                                                               ----------      ----------
Commitments and Contingencies
Stockholders' Equity:
  Preferred stock -- $0.01 par value, 5,000,000 shares
     authorized:
     Series A convertible, $100,000 liquidation preference,
     100,000 shares issued and outstanding at September 30,
     2000 and December 31, 1999.............................            1               1
     Series B convertible, $100,000 liquidation preference,
     100,000 shares issued and outstanding at September 30,
     2000...................................................            1              --
  Common stock-- $0.01 par value, 250,000,000 shares
     authorized, 58,417,403 shares and 56,844,414 shares
     issued at September 30, 2000 and December 31, 1999,
     respectively...........................................          584             568
  Additional paid-in capital................................      471,171         367,240
  Retained earnings.........................................       55,124          45,578
  Treasury stock, at cost, 542,400 shares...................       (2,002)             --
                                                               ----------      ----------
          Total stockholders' equity........................      524,879         413,387
                                                               ----------      ----------
          Total Liabilities and Stockholders' Equity........   $1,771,352      $1,559,394
                                                               ==========      ==========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                               NATIONSRENT, INC.

                  UNAUDITED CONSOLIDATED STATEMENTS OF INCOME
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                        THREE MONTHS ENDED     NINE MONTHS ENDED
                                                           SEPTEMBER 30,         SEPTEMBER 30,
                                                        -------------------   -------------------
                                                          2000       1999       2000       1999
                                                        --------   --------   --------   --------
Revenue:
  Equipment rentals...................................  $155,774   $121,915   $407,625   $293,943
  Sales of equipment, merchandise, service, parts and
     supplies.........................................    28,803     32,980     89,636     93,576
                                                        --------   --------   --------   --------
          Total revenue...............................   184,577    154,895    497,261    387,519
                                                        --------   --------   --------   --------
Cost of revenue:
  Cost of equipment rentals...........................    58,884     36,002    145,963     89,587
  Rental equipment depreciation and lease expense.....    36,259     24,826     91,223     63,082
  Cost of sales of equipment, merchandise, service,
     parts and supplies...............................    19,265     21,912     60,911     62,543
                                                        --------   --------   --------   --------
          Total cost of revenue.......................   114,408     82,740    298,097    215,212
                                                        --------   --------   --------   --------
Gross profit..........................................    70,169     72,155    199,164    172,307
                                                        --------   --------   --------   --------
Operating expenses:
  Selling, general and administrative expenses........    32,852     29,171     89,267     72,667
  Non-rental equipment depreciation and
     amortization.....................................     7,293      5,293     19,233     14,843
  Expenses related to abandoned merger, net...........        --         --         --      3,932
                                                        --------   --------   --------   --------
Operating income......................................    30,024     37,691     90,664     80,865
                                                        --------   --------   --------   --------
Other (income)/expense:
  Interest expense, net...............................    25,821     17,698     72,117     48,130
  Other, net..........................................         5       (287)       191     (2,885)
                                                        --------   --------   --------   --------
                                                          25,826     17,411     72,308     45,245
                                                        --------   --------   --------   --------
Income before provision for income taxes..............     4,198     20,280     18,356     35,620
  Provision for income taxes..........................     2,935      8,416      8,810     14,782
                                                        --------   --------   --------   --------
Net income............................................  $  1,263   $ 11,864   $  9,546   $ 20,838
                                                        ========   ========   ========   ========
Net income per share:
  Basic...............................................  $   0.02   $   0.21   $   0.16   $   0.37
                                                        ========   ========   ========   ========
  Diluted.............................................  $   0.02   $   0.17   $   0.13   $   0.34
                                                        ========   ========   ========   ========
Weighted average common shares outstanding:
  Basic...............................................    57,935     56,454     58,290     55,976
                                                        ========   ========   ========   ========
  Diluted.............................................    82,376     75,805     76,177     68,460
                                                        ========   ========   ========   ========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                               NATIONSRENT, INC.

                UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                NINE MONTHS ENDED
                                                                  SEPTEMBER 30,
                                                              ---------------------
                                                                2000        1999
                                                              ---------   ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income..................................................  $   9,546   $  20,838
Adjustments to reconcile net income to net cash provided
  by/(used in) operating activities:
  Depreciation and amortization.............................     70,345      55,089
  Loss on disposal of non-rental equipment..................          6          --
  Gain on sale of rental equipment..........................    (15,380)    (13,232)
  Gain on sale of lift truck dealership.....................         --      (1,818)
  Deferred income tax provision.............................      7,992      15,418
  Changes in operating assets and liabilities:
       Accounts receivable..................................    (24,520)    (36,340)
       Inventories..........................................     (1,230)    (10,890)
       Prepaid expenses and other assets....................    (14,217)    (13,754)
       Accounts payable.....................................     47,128     (28,418)
       Accrued expenses and other liabilities...............     (2,198)    (10,648)
       Income taxes payable.................................         49      (2,997)
                                                              ---------   ---------
       Net cash provided by/(used in) operating
        activities..........................................     77,521     (26,752)
                                                              ---------   ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Acquisition of businesses, net of cash acquired........    (21,117)   (134,179)
     Payment of contingent acquisition consideration........    (11,750)       (500)
     Proceeds from sale of businesses.......................      6,657      23,315
     Purchases of rental equipment..........................   (142,721)   (133,774)
     Purchases of property and equipment....................    (30,442)    (24,742)
     Investment in affiliate................................     (2,000)         --
     Proceeds from sale of rental equipment.................     49,390      42,808
                                                              ---------   ---------
       Net cash used in investing activities................   (151,983)   (227,072)
                                                              ---------   ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from issuance of preferred stock, net.........     95,317      93,569
     Proceeds from debt.....................................    312,240     764,750
     Repayments of debt.....................................   (325,509)   (589,897)
     Purchase of treasury stock.............................     (2,002)         --
     Debt issuance costs....................................     (4,416)     (7,589)
                                                              ---------   ---------
       Net cash provided by financing activities............     75,630     260,833
                                                              ---------   ---------
Net increase in cash and cash equivalents...................      1,168       7,009
Cash and cash equivalents, beginning of period..............      5,290      10,597
                                                              ---------   ---------
Cash and cash equivalents, end of period....................  $   6,458   $  17,606
                                                              =========   =========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
     Cash paid for interest.................................  $  62,985   $  47,436
                                                              =========   =========
     Cash paid for income taxes.............................  $     645   $   6,017
                                                              =========   =========
SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING
  ACTIVITIES:
  The Company acquired the net assets and assumed certain
     liabilities of certain businesses as follows:
     Total assets, net of cash acquired.....................  $  38,101   $ 220,666
     Total liabilities assumed..............................    (12,414)    (66,547)
     Amount paid through the issuance of debt and future
      contractual payments..................................     (4,570)    (19,940)
                                                              ---------   ---------
       Net cash paid........................................  $  21,117   $ 134,179
                                                              =========   =========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                               NATIONSRENT, INC.

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2000

NOTE 1 -- BASIS OF PRESENTATION

     The accompanying unaudited interim consolidated financial statements have been prepared by NationsRent, Inc. (the "Company") and reflect all adjustments of a normal recurring nature which are, in the opinion of management, necessary for a fair presentation of financial results for the three and nine months ended September 30, 2000 and 1999, in accordance with generally accepted accounting principles for interim financial reporting and pursuant to Article 10 of Regulation S-X. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. For interim reporting purposes, advertising expenses are charged to earnings in proportion to the relationship that revenue for such period bears to estimated full year revenue and related advertising expenses. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. These unaudited interim consolidated financial statements should be read in conjunction with the consolidated financial statements for the year ended December 31, 1999 appearing in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission. The results of operations for the three and nine months ended September 30, 2000 are not necessarily indicative of the results which may be reported for the year ending December 31, 2000.

     The unaudited interim consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All material intercompany transactions and balances have been eliminated in consolidation.

     The Company's effective income tax rate for the three and nine months ended September 30, 2000 was 69.9% and 48.0%, respectively. The amount above statutory income tax rates is attributable primarily to non-deductible goodwill amortization for federal income tax purposes.

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

     In December 1999, the SEC issued Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition in Financial Statements." SAB 101 summarizes certain of the SEC's views in applying generally accepted accounting principles to revenue recognition in financial statements. The Company is required to adopt SAB 101 during the fourth quarter of 2000. Management does not expect the adoption of SAB 101 to have a material effect on the Company's financial position or results of operations.

NOTE 2 -- CHANGE IN DEPRECIATION ESTIMATE

     Effective as of July 1, 2000, the Company revised the estimated service lives and residual values for certain of its rental assets to better allocate the expense over the time that such assets are in its rental fleet. This change decreased the estimated service lives and increased the residual values for certain rental assets.

                               NATIONSRENT, INC.

The change in estimate resulted in a decrease in rental equipment depreciation expense of approximately $3,200,000 and an increase in net income of approximately $2,000,000 or $0.02 per diluted share for the three and nine months ended September 30, 2000.

NOTE 3 -- ACQUISITIONS

     The Company made four acquisitions of equipment rental businesses during the nine months ended September 30, 2000. The aggregate consideration for these acquisitions was $25,825,000 and consisted of (i) $21,255,000 of cash, (ii) $3,475,000 of subordinated convertible debt and (iii) $1,095,000 of future contractual cash payments. The cash portion of the consideration was funded through borrowings under the Company's senior credit facility (the "Credit Facility"). In addition, the Company repaid or assumed outstanding indebtedness of the acquired companies in the aggregate amount of $9,793,000. These acquisitions have been accounted for using the purchase method and, accordingly, the acquired assets and assumed liabilities, including goodwill, have been recorded at their estimated fair values as of the date of acquisition. Purchase accounting values for these acquisitions have been assigned on a preliminary basis, and are subject to adjustment when final information as to the fair values of the net assets acquired is available. The Company is awaiting information from third-party appraisers as to the fair value of certain rental equipment acquired and the final determination of certain liabilities assumed. The Company does not believe the final assignment of the fair value of the net assets acquired will have a significant impact on future operating results. The operations of the acquired businesses have been included in the Company's consolidated statements of income since the date of acquisition.

     The following table sets forth the estimated fair value of the assets acquired and liabilities assumed for the aforementioned acquisitions (in thousands):

Assets, including cash......................................  $10,609
Goodwill....................................................   27,630
Liabilities.................................................   12,414

     The following table sets forth the unaudited pro forma consolidated results of operations for the three and nine months ended September 30, 2000 and 1999 giving effect to the acquisitions completed during 2000 and 1999 as if the acquisitions had occurred on January 1, 1999 (in thousands, except per share data):

                                                THREE MONTHS ENDED     NINE MONTHS ENDED
                                                   SEPTEMBER 30,         SEPTEMBER 30,
                                                -------------------   -------------------
                                                  2000       1999       2000       1999
                                                --------   --------   --------   --------
Revenue.......................................  $184,577   $179,001   $497,463   $478,682
Net income....................................     1,263     12,824      9,841     27,548
Basic earnings per share......................      0.02       0.22       0.17       0.45
Diluted earnings per share....................      0.02       0.15       0.13       0.35

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

     During the nine months ended September 30, 2000, the Company paid consideration of $11,750,000 of cash, $1,200,000 of subordinated convertible debt and 1,721,664 shares of Common Stock to the former owners of previously acquired businesses related to the achievement of certain operating results. The Company records amounts paid for contingent consideration as additional purchase price once they are incurred since the consideration is required regardless of the former owner's continued association with the Company.

                               NATIONSRENT, INC.

     As a part of the purchase of a certain business during 1999, the Company acquired an equipment dealership which the Company intended to dispose of and accounted for as an asset held for sale pursuant to EITF No. 87-11 "Allocation of Purchase Price to Assets to be Sold." In May 2000, the Company decided to close the locations that comprised the dealership portion of the acquisition after it was unable to obtain the manufacturer's approval for the sale of the dealership to a third party. As such, the Company began an orderly liquidation of the assets of the acquired dealership. The fair value of the dealership assets have been recorded at September 30, 2000 based on management's estimate of the proceeds from the sale of the assets. The results of operations related to the dealership for the nine months ended September 30, 2000, which aggregated $5,795,000 of losses and $449,000 of interest expense, have been excluded from the Company's 2000 consolidated statements of income.

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

NOTE 5 -- EARNINGS PER SHARE

     The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share data):

                                               THREE MONTHS ENDED     NINE MONTHS ENDED
                                                  SEPTEMBER 30,         SEPTEMBER 30,
                                               -------------------    ------------------
                                                2000        1999       2000       1999
                                               -------    --------    -------    -------
Numerator:
  Numerator for basic earnings per
     share-- net income......................  $1,263     $11,864     $ 9,546    $20,838
  Interest expense on convertible
     subordinated debt, net of income
     taxes...................................      --         789          --      2,268
                                               ------     -------     -------    -------
  Numerator for diluted earnings per share...  $1,263     $12,653     $ 9,546    $23,106
                                               ======     =======     =======    =======
Denominator:
  Denominator for basic earnings per
     share--weighted-average shares..........  57,935      56,454      58,290     55,976
  Effect of dilutive securities:
     Convertible subordinated debt...........      --       9,177          --      8,892
     Preferred stock.........................  24,247       9,745      17,630      3,284
     Employee stock options..................     194         429         257        308
                                               ------     -------     -------    -------
Denominator for diluted earnings per
  share-- adjusted weighted-average shares...  82,376      75,805      76,177     68,460
                                               ======     =======     =======    =======
Basic earnings per share.....................  $ 0.02     $  0.21     $  0.16    $  0.37
                                               ======     =======     =======    =======
Diluted earnings per share...................  $ 0.02     $  0.17     $  0.13    $  0.34
                                               ======     =======     =======    =======

                               NATIONSRENT, INC.

     Options and warrants to purchase 7,330,251 and 2,260,360 shares of Common Stock were outstanding at September 30, 2000 and 1999, respectively, but were not included in the computation of diluted earnings per share because the options' exercise price was greater than the average market value of the shares of Common Stock for the periods presented and, therefore, the effect would be anti-dilutive. The convertible subordinated debt was excluded from the diluted earnings per share calculation for the three and nine months ended September 30, 2000 as such debt was anti-dilutive in such periods.

NOTE 6 -- COMPREHENSIVE INCOME

     The objective of reporting comprehensive income is to disclose all changes in equity of an enterprise that result from transactions and other economic events in a period other than transactions with owners. The comprehensive income of the Company was equal to net income for all periods presented.

NOTE 7 -- TREASURY STOCK

     In May 2000, the Board of Directors of the Company approved the repurchase from time to time of up to $5,000,000 of the Company's Common Stock. As of September 30, 2000, the Company has repurchased 542,400 shares of its Common Stock in the open market for a cost of approximately $2,002,000, which shares have been recorded as treasury stock in the accompanying consolidated financial statement.

NOTE 8 -- ISSUANCE OF CONVERTIBLE PREFERRED STOCK

     In August and September 2000, the Company issued an aggregate of 100,000 shares of its Series B Convertible Preferred Stock (the "Series B Preferred Stock"), to NR2 Holdings Limited, DB Capital Investors, L.P., J.P. Morgan Capital Corporation and Sixty Wall Street Fund, L.P. for an aggregate purchase price of $100,000,000. The Series B Preferred Stock ranks senior to the Common Stock, and on par with the Series A Convertible Preferred Stock, with respect to distributions upon the liquidation, winding-up and dissolution of the Company. The Series B Preferred Stock also has additional rights, including certain class voting, dividend participation, conversion, redemption and preemptive rights, among others. The 100,000 shares of Series B Preferred Stock are convertible into 22.2 million shares of Common Stock based on a liquidation preference of $1,000 per share of Series B Preferred Stock and a conversion price of $4.50 per share of Common Stock.

NOTE 9 -- NON-RECURRING ITEMS

     In January 1999, the Company received net proceeds of $23,315,000 related to the sale of a lift truck dealership acquired as part of an acquisition made in April 1998. The carrying value of the tangible assets sold was $16,059,000 resulting in proceeds in excess of carrying value of $7,256,000. The Company recorded a pre-tax gain of $1,818,000 included in other income based on the increase in value of the dealership since the date of acquisition. The remaining $5,438,000 of proceeds in excess of carrying value was recorded as a reduction of goodwill.

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

GENERAL

     NationsRent is a leading provider of rental equipment in the United States. We offer a comprehensive line of equipment for rent primarily to a broad range of construction and industrial customers including general contractors, subcontractors, highway contractors, manufacturing plants and distribution centers. The Company also sells used and new equipment, spare parts and supplies. As of September 30, 2000, we operated 195 equipment rental locations in 27 states. We have become a leading provider of rental equipment as a result of our strategy to establish a significant presence in target markets by acquiring platform companies, opening or acquiring additional convenient locations concentrated around those businesses and expanding the selection and availability of our rental fleet.

     As part of building a nationally branded network, we seek to conform the physical appearance and product offerings of all of our stores to a uniform format. Distinguishing characteristics of this format include clearly marked aisles, a wide variety of newer, name brand, well maintained rental equipment, prominent use of the NationsRent logo and colors and attractive, well-organized and clean store facilities. In addition, our stores seek to offer a high level of customer service which is supported through employee training and the integration of information systems. The cost of converting acquired locations to the NationsRent format has varied depending on the physical properties of the acquired location and the condition, breadth and depth of rental equipment inventory at such location, which were factors considered in the selection and pricing of acquisition candidates. The cost of opening our new locations has varied depending on whether we leased or purchased the underlying real property, the size of the location and the breadth and depth of inventory at each location. See "Liquidity and Capital Resources."

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

     The principal components of our cost of revenue include equipment depreciation and lease expense, costs of new and used equipment sold, personnel costs, occupancy costs, repair and maintenance costs and vehicle operations. Rental equipment depreciation is calculated using the straight-line method over the estimated useful life of such equipment. Effective July 1, 2000, we revised the estimated service lives and residual values for certain of our rental assets to better allocate the expense over the time that such assets are in our rental fleet. This change decreased the estimated service lives and increased the residual values for certain rental assets. The change in estimate resulted in a decrease of rental equipment depreciation expense of approximately $3.2 million and an increase in net income of approximately $2.0 million or $0.02 per diluted share for the three and nine months ended September 30, 2000. In order to more clearly reflect the cost of our rental fleet, we have combined operating lease expense related to our rental fleet with rental equipment depreciation and reported these amounts on a separate line in our statements of income.

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

ACQUISITIONS AND NEW STORES

     During the nine months ended September 30, 2000, we acquired four equipment rental businesses. We paid an aggregate of approximately $25.8 million for these four acquisitions which consisted of approximately:

     - $21.2 million in cash;

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

     In the future our growth initiatives are expected to be focused on the opening of new locations. In markets in which we have established a presence, we may open new locations in that geographic area or adjacent areas. During the nine months ended September 30, 2000, we have opened 16 of the 18 new locations we plan to open in 2000. We continue to evaluate the need for new locations in markets in which we have a presence as well as in new markets.

     In October 2000, we entered into an exclusive multi-year strategic alliance with Lowe's Companies, Inc., the world's second largest home improvement retailer, to operate NationsRent rental centers within select Lowe's home improvement stores. This multi-year alliance follows a six-month six-store pilot program which commenced in April 2000. Operating as a store within a store adjacent to the entrance of a Lowe's store, the NationsRent stores will rent the company's full line of construction tools and equipment to Lowe's customers. We anticipate opening approximately 60 NationsRent stores within Lowe's stores by the end of 2001 in approximately 22 major markets. These rental centers will be leased by NationsRent from Lowe's for a term initially expiring in 2008 with two five-year renewal options. The Lowe's strategic alliance has and will require us to accelerate investments in systems, training, brand support and other store start-up costs.

HISTORICAL RESULTS OF OPERATIONS

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999

     Revenue. The following table sets forth our revenue by type for the three and nine months ended September 30, 2000 and 1999 (in thousands, except percentages):

                                  THREE MONTHS ENDED SEPTEMBER 30,        NINE MONTHS ENDED SEPTEMBER 30,
                                ------------------------------------    ------------------------------------
                                      2000                1999                2000                1999
                                ----------------    ----------------    ----------------    ----------------
Equipment rentals.............  $155,774    84.4%   $121,915    78.7%   $407,625    82.0%   $293,943    75.9%
Sales of equipment,
  merchandise, service, parts
  and supplies................    28,803    15.6%     32,980    21.3%     89,636    18.0%     93,576    24.1%
                                --------   -----    --------   -----    --------   -----    --------   -----
                                $184,577   100.0%   $154,895   100.0%   $497,261   100.0%   $387,519   100.0%
                                ========   =====    ========   =====    ========   =====    ========   =====

     Total revenue increased $29.7 million, or 19.2% and $109.7 million, or 28.3% for the three and nine months ended September 30, 2000, respectively, when compared to the same periods in 1999. Rental revenue increased $33.9 million, or 27.8% and $113.7 million, or 38.7% for the three and nine months ended September 30, 2000, respectively, when compared to the same periods in 1999. The increase in rental revenue for the three and nine months ended September 30, 2000, when compared to the same periods in 1999, was comprised of 13.8% and 17.0%, respectively, from internal growth and 14.0% and 21.7%, respectively, from the inclusion of rental revenue from businesses acquired during 1999 and 2000. The internal growth in rental revenue was primarily a result of the expansion of our rental fleet at existing locations. Equipment rental revenue as a percentage of total revenue was 84.4% and 82.0% for the three and nine months ended September 30, 2000, respectively, up from 78.7% and 75.9%, respectively, for the same periods in 1999. The higher mix of rental revenue in 2000 was due primarily to the expansion of our rental fleet.

     Gross Profit. Gross profit decreased by $2.0 million and increased by $26.9 million for the three and nine months ended September 30, 2000, respectively, when compared to the same periods in 1999. Gross profit as a percentage of total revenue was 38.0% and 40.1%, for the three and nine months ended September 30, 2000, respectively, compared to 46.6% and 44.5% for the same periods in 1999.

     The increase in gross profit for the nine months ended September 30, 2000, when compared to the same period in 1999, was primarily due to the increase in total revenue. Gross profit was negatively impacted for the three months ended September 30, 2000 by an imbalance in our cost structure relative to our rental revenue. As previously stated, our rental revenue grew approximately 13.8% from internal growth during the three months ended September 30, 2000 when compared to the same period in 1999. However, we anticipated growth of over 25% in rental revenue and put in place an infrastructure to handle such revenue growth. Our growth plans were negatively impacted by competitive market conditions in the peak rental season. We have initiated an aggressive cost reduction program to adjust such imbalance, however, we expect this condition to continue during the fourth quarter of 2000.

     Gross profit during the three months ended September 30, 2000 was positively impacted by the aforementioned change in rental equipment depreciation estimates.

     Operating Expenses. Selling, general and administrative expenses increased $3.7 million and $16.6 million for the three and nine months ended September 30, 2000, respectively, when compared to the same periods in 1999. This increase was due primarily to the inclusion of such costs from businesses acquired during 1999 and 2000 and additional corporate expenses. Also included in operating expenses for the nine months ended September 30, 1999 is $3.9 million of unreimbursed expenses incurred in connection with the abandoned merger with RSC. Selling, general and administrative expenses as a percentage of total revenue were 17.8% and 18.0% for the three and nine months ended September 30, 2000, respectively, compared to 18.8%, for the same periods in 1999.

     Non-rental equipment depreciation and amortization increased $2.0 million and $4.4 million for the three and nine months ended September 30, 2000, respectively, when compared to the same periods in 1999. This increase was due primarily to additional goodwill amortization incurred in connection with acquisitions completed during 1999 and 2000.

     Operating Income. Operating income decreased $7.7 million and increased $9.8 million for the three and nine months ended September 30, 2000, respectively, when compared to the same periods in 1999. Operating income as a percentage of total revenue was 16.3% and 18.2% for the three and nine months ended September 30, 2000, respectively, compared to 24.3% and 20.9% for the same periods in 1999.

     The increase in operating income for the nine months ended September 30, 2000, when compared to the same period in 1999, was primarily due to increased revenue, the higher mix of rental revenue relative to total revenue and the impact of the aforementioned charge in 1999 related to the abandoned merger with RSC. The decrease in operating income for the three months ended September 30, 2000, when compared to the same period in 1999, was primarily due to the aforementioned imbalance of costs and revenue.

     Other Income and Expense. Interest expense increased $8.1 million and $24.0 million for the three and nine months ended September 30, 2000, respectively, when compared to the same periods in 1999. This increase was due primarily to the increase in debt incurred to finance acquisitions and the expansion of our rental fleet during 1999 and 2000, as well as an increase in the interest rates charged on the variable portion of our bank debt. Interest expense is primarily attributable to borrowings under our senior credit facilities, notes issued to finance the purchase of equipment, subordinated convertible notes issued to sellers of businesses we acquired and our senior subordinated notes.

     Other income for the nine months ended September 30, 1999 included a pre-tax gain of approximately $1.8 million from the sale in January 1999 of a lift truck dealership.

     Income Taxes. Our effective income tax rate for the three and nine months ended September 30, 2000 was 69.9% and 48.0%, respectively. The amount above statutory income tax rates is attributable primarily to non-deductible goodwill amortization for federal income tax purposes.

     Net Income. Net income decreased $10.6 million and $11.3 million for the three and nine months ended September 30, 2000, respectively, when compared to the same periods in 1999. The variances in net income are a result of the factors discussed above. Net income, excluding the charge related to the abandoned merger with RSC, would have been $23.1 million or $0.37 diluted earnings per share for the nine months ended September 30, 1999.

LIQUIDITY AND CAPITAL RESOURCES

     Our primary uses of cash have been the funding of acquisitions and capital expenditures. To date, we have funded our cash requirements primarily with borrowings under our credit facility, proceeds from the issuance of debt and equity securities, equity contributions from our founding stockholders and cash provided by operations.

     Our net cash provided by operations was $77.5 million for the nine months ended September 30, 2000 compared to net cash used of $26.8 million for the same period in 1999. The increase in cash provided by operations was due primarily to an increase in accounts payable. Net cash used in investing activities was $152.0 million for the nine months ended September 30, 2000. Cash used in investing activities consisted primarily of $142.7 million for purchases of rental equipment, $30.4 million for purchases of and improvements to property and equipment and net cash consideration of $21.1 million for the acquisition of businesses. Included in investment activities was $6.7 million relating to proceeds from the sale of assets of a specialty rental location. Cash provided by financing activities was $75.6 million for the nine months ended September 30, 2000 and was a result of net borrowings under our senior credit facilities.

     In August 2000, we increased our senior credit facility from $800.0 million to $925.0 million. Our credit facility consists of a $525.0 million revolving line of credit due July 2004 and a $400.0 million term loan due July 2006. The credit facility can be used to complete permitted acquisitions, make capital expenditures, enter into standby letters of credit or for working capital and other general corporate purposes. Borrowings under the revolving line of credit bear interest at either the Fleet National Bank base rate plus a percentage ranging from .50% to 1.50% or, at our option, the Eurodollar market rate plus a percentage ranging from 1.75% to 2.75%. The term loan bears interest at the base rate plus 2.00% to 2.25%, or at our option the Eurodollar market rate plus 3.25% to 3.50%. The percentage over the Eurodollar market rate and base rate is based on our financial performance as measured by the total funded debt ratio. The credit facility is secured by a security interest in substantially all of our assets. The credit facility also imposes, among other covenants, a tangible assets to senior debt covenant, a restriction on all of our retained earnings including the declaration and payment of cash dividends, consent requirements on certain acquisitions and a restriction on the ratio of total and senior funded debt to earnings before interest, income taxes, depreciation and amortization. In the event the Company's financial performance in the future fails to meet certain covenants in the credit facility, borrowings under the credit facility could be restricted or become more costly. On September 30, 2000, $252.8 million and $400.0 million of cash borrowings were outstanding under the revolving line of credit and term loan, respectively.

     In August 2000, we entered into an agreement to sell 100,000 shares of series B perpetual convertible preferred stock for an aggregate purchase price of $100.0 million to a group of investors including: $20.0 million to NR2 Holdings Limited (an affiliate of Investcorp S.A.), $40.0 million to DB Capital Investors, L.P. (an affiliate of Deutsche Bank AG), $30.0 million to J.P. Morgan Capital Corporation and $10.0 million to Sixty Wall Street Fund, L.P. (an affiliate of J.P. Morgan). The preferred stock is convertible into approximately 22.2 million shares of our common stock at any time based on a liquidation preference of $1,000 per share of preferred stock and a conversion price of $4.50 per share of common stock. The private placement was completed in two steps, $52.0 million was completed in August 2000 and $48.0 million was completed in September 2000 following stockholder approval at a special meeting of stockholders. Proceeds from the private placement have been used to repay borrowings under our revolving credit facility.

     Our short-term cash requirements for our existing operations consist primarily of:

     - capital expenditures to maintain, modernize and expand our rental equipment inventory;

     - working capital requirements; and

     - repair and maintenance of rental equipment, purchase of merchandise inventory and other operating activities.

     We estimate that equipment expenditures over the next 12 months for our existing locations and for new store openings will be in the range of $50.0 million to $75.0 million, net of proceeds from used equipment sales. Approximately one-third of the estimated net capital expenditures is to replace existing rental equipment. We believe that we will be able to finance our short-term cash needs for equipment expenditures through cash generated from operations, borrowings under our credit facility and the use of equipment leases. We estimate that such sources will be sufficient to fund the cash required for our existing operations for at least 12 months.

     During the nine months ended September 30, 2000, we opened 16 new locations in markets where we already had a presence (excluding our Lowe's locations described below). We estimate that the average aggregate capital costs associated with opening a new location is in the range of $2.0 million to $4.5 million. We expect to open 2 additional new locations in 2000. We believe that cash generated from operations and borrowings under our credit facility will be sufficient to fund these costs.

     As discussed above, we expect to open approximately 60 NationsRent stores within Lowe's stores by the end of 2001 nationwide. We estimate that the average aggregate capital costs associated with opening a Lowe's location to be in the range of $0.3 million to $0.5 million. We believe cash generated from operations and borrowings under our credit facility will be sufficient to fund these costs for at least 12 months.

     We are developing additional modules for our management information system. We estimate the total cost to complete development and installation of the modules at our existing locations will range from $3.0 million to $5.0 million over the next 12 months and we believe cash generated from operations and borrowings under our credit facility will be sufficient to fund these costs.

     There may be liabilities that we failed or were unable to discover in the course of performing due diligence investigations on each company or business we have acquired. Such liabilities could include, among others, those arising from employee benefits contribution obligations of a prior owner or non-compliance with applicable federal, state or local environmental requirements by prior owners for which we, as a successor owner or operator, may be responsible. We tried to minimize these risks by conducting such due diligence, including employee benefit and environmental reviews, as we deem appropriate under the circumstances. However, we cannot assure you that we have identified all existing or potential risks. We also generally required each seller of acquired businesses or properties to indemnify us against undisclosed liabilities. In some cases this indemnification obligation may be supported by deferring payment of a portion of the purchase price or other appropriate security. However, we cannot assure you that the indemnification, even if obtained, will be enforceable, collectible or sufficient in amount, scope or duration to fully offset the possible liabilities associated with the business or property acquired. Any such liabilities, individually or in the aggregate, could have a material adverse effect on our business, financial condition or results of operations.

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

     We are required to adopt Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" during the fourth quarter of 2000. Staff Accounting Bulletin No. 101 summarizes certain of the SEC's views in applying generally accepted accounting principles to revenue recognition in financial statements. We do not expect the adoption of SAB 101 to have a material effect on our financial position or results of operations.

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

FORWARD-LOOKING STATEMENTS

     Certain statements and information in this Quarterly Report on Form 10-Q may include "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including in particular the statements about our plans, strategies and prospects under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations." These statements are based on our current plans and expectations and involve risks and uncertainties that could cause actual future activities and results to be materially different from those set forth in these forward-looking statements. Important factors that could cause actual results to differ materially from our forward-looking statements are set forth below and elsewhere in this Quarterly Report on Form 10-Q. Such factors include, among others:

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

     - stock price volatility;

     - the ability to identify and open new locations on favorable terms;

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Our exposure to market risk is limited primarily to the fluctuating interest rates associated with our variable rate indebtedness. Our variable interest rates are subject to interest rate changes in the United States and the Eurodollar market. At September 30, 2000 we had $500.0 million of variable rate indebtedness, representing approximately 49% of our total debt outstanding, at an average interest rate of 9.72%. In January 2000, we entered into a two-year modified interest rate swap contract to hedge the impact of interest rate fluctuations on certain variable rate debt. In September 2000, we entered into two additional two-year modified interest rate swap contracts. We do not hold or issue derivative financial instruments for trading or speculative purposes. The January 2000 interest rate swap fixes the Eurodollar interest rate at 6.80% on $165.0 million of variable rate debt through January 30, 2002. The September 2000 interest rate swaps fix the Eurodollar interest rate at 6.5915% and 6.582% on $15.0 million of variable rate debt, respectively, through October 2, 2000. The interest differential is paid or received on a monthly basis and recognized as a component of interest expense. The counterparty to the swap is a major financial institution and management believes that the risk of incurring credit losses is remote.

                          PART II -- OTHER INFORMATION

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

(b) ISSUANCE OF SERIES B CONVERTIBLE PREFERRED STOCK

     In August and September 2000, the Company issued an aggregate of 100,000 shares of its Series B Convertible Preferred Stock (the "Series B Preferred Stock"), to NR2 Holdings Limited, DB Capital Investors, L.P., J.P. Morgan Capital Corporation and Sixty Wall Street Fund, L.P. for an aggregate purchase price of $100,000,000. The Series B Preferred Stock ranks senior to the common stock, and on par with our Series A Convertible Preferred Stock, with respect to distributions upon the liquidation, winding-up and dissolution of the Company. The Series B Preferred Stock also had additional rights, including certain class voting, dividend participation, conversion, redemption and preemptive rights, among others. For a description of the rights and preferences of the Series B Preferred Stock, refer to the Certificate of Designation for the Series B Preferred Stock filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the period ending June 30, 2000.

(c) RECENT SALES OF UNREGISTERED SECURITIES

     During the period from July 1, 2000 through September 30, 2000, we issued securities in the transactions set forth below. Each of these transactions was intended to be exempt from the registration requirements of the Securities Act of 1933, as amended, by virtue of Section 4(2) thereunder based on being issued in a transaction not involving a public offering.

     In July 2000, in connection with the acquisition of the assets of Chapman Equipment Company, the Company issued promissory notes in the aggregate principal amount of $220,000, which are convertible into shares of common stock at the option of the holders at a price of $10.00 per share.

     In July 2000, in connection with the acquisition of the assets of Action Equipment Company, Inc. and Action Supply Co., Inc., the Company issued promissory notes in the aggregate principal amount of $1,250,000, which are convertible into shares of common stock at the option of the holders at a price of $12.50 per share.

     In August and September 2000, the Company issued an aggregate of 100,000 shares of its Series B Preferred Stock, to NR2 Holdings Limited, DB Capital Investors, L.P., J.P. Morgan Capital Corporation and Sixty Wall Street Fund, L.P. for an aggregate purchase price of $100,000,000. The 100,000 shares of Series B Preferred Stock are convertible into 22,222,222 shares of common stock based on a liquidation preference of $1,000 per share of Series B Preferred Stock and a conversion price of $4.50 per share of common stock. The Company paid to certain affiliates of the purchasers of the Series B Preferred Stock a fee equal to 4% of the aggregate purchase price.

     From July 1, 2000 through September 30, 2000, we granted options to certain of our employees to purchase an aggregate of 387,000 shares of common stock at exercise prices ranging from $2.5625 to $3.9375 per share. These options generally vest over a four-year period at the rate of 25% per year beginning on the first anniversary of the date of grant.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     On September 8, 2000, the Company held a special meeting of the stockholders to approve the following matters: (1) the issuance, in a series of transactions, of 100,000 shares of Series B Preferred Stock to NR2 Holdings Limited, DB Capital Investors, L.P., J.P. Morgan Capital Corporation and Sixty Wall Street Fund, L.P., 52,000 shares of which had already been issued and 48,000 shares of which were to be issued after stockholder approval was obtained, as well as the issuance of shares of common stock upon the conversion of such Series B Preferred Stock; and (2) the future issuance of common stock or securities convertible into or exercisable for common stock to the holders of the Series B Preferred Stock, or their permitted transferees, from time to time pursuant to the exercise of their preemptive rights to which they were entitled under the

Certificate of Designation for the Series B Preferred Stock. The Company's stockholders approved the foregoing matters as follows:

          With respect to approval of the issuance of 100,000 shares of Series B Preferred Stock, 51,630,759 votes were cast for this matter (including 37,345,045 votes of common stock and 14,285,714 votes of Series A Preferred Stock), 6,936,272 votes were cast against this matter, there were 27,951 abstentions and no broker non-votes.

          With respect to approval of future issuance of common stock or securities convertible into or exercisable for common stock to the holders of the Series B Preferred Stock, or their permitted transferees, from time to time pursuant to the exercise of their preemptive rights to which they are entitled under the Certificate of Designation for Series B Preferred Stock, 51,628,253 votes were cast for this matter (including 37,342,539 votes of common stock and 14,285,714 votes of Series A Preferred Stock), 6,937,362 votes were cast against this matter, there were 29,367 abstentions and no broker non-votes.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) EXHIBITS

EXHIBIT
NUMBER
-------
2.1       Agreement and Plan of Merger, dated as of January 20, 1999, between the Company and Rental Service Corporation.(5)
2.2       Stock Option Agreement, dated as of January 20, 1999,
          between the Company and Rental Service Corporation.(5)
2.3       Stock Option Agreement, dated as of January 20, 1999,
          between Rental Service Corporation and the Company.(5)
2.4       Voting Agreement, dated as of January 20, 1999, between Kirk
          Holdings Limited Partnership, H. Family Investments, Inc.
          and Huizenga Investments Limited Partnership, as
          shareholders, and Rental Service Corporation.(5)
2.5       Termination and Release Agreement, dated May 20, 1999,
          between the Company and Rental Service Corporation.(6)
2.6       Stock Option Termination Agreement dated May 20, 1999,
          between the Company and Rental Service Corporation.(6)
3.1       Amended and Restated Certificate of Incorporation of the
          Company.(2)
3.2       Amended and Restated By-Laws of the Company.(1)
3.3       Certificate of Designation for Series A Convertible
          Preferred Stock.(8)
3.4       Certificate of Amendment to Certificate of Designation for
          Series A Convertible Preferred Stock.(7)
3.5       Certificate of Designation for Series B Convertible
          Preferred Stock(10)
4.1       Unregistered 10 3/8% Global Senior Subordinated Notes due
          2008.(4)
4.2       Registered 10 3/8% Senior Subordinated Notes due 2008.(4)
4.3       Senior Subordinated Guarantee dated December 11, 1998, of
          the Guarantors as defined therein.(4)
4.4       Indenture, dated December 11, 1998, by and among Company,
          the Guarantors and The Bank of New York.(4)
4.5       Registration Rights Agreement, dated December 11, 1998, by and among the Company, the Guarantors and the Initial
          Purchasers as defined therein.(4)
4.6       Fifth Amended and Restated Revolving Credit and Term Loan
          Agreement, dated as of August 2, 2000, by and among the
          Company, certain of its subsidiaries, Fleet National Bank
          (f/k/a BankBoston, N.A.) and the other lending institutions party thereto, Fleet National Bank, as administrative agent,
          Bankers Trust Company, as syndication agent, and Scotiabanc
          Inc., as documentation agent.(10)
4.7       Second Amended Restated Security Agreement, dated as of
          August 2, 2000, between the Company, certain of its
          subsidiaries, and Fleet National Bank (f/k/a BankBoston,
          N.A.), as administrative agent.(10)
10.1      Stock Purchase Agreement, dated August 15, 1997, by and
          among the Company, Sam's and the shareholders of Sam's,
          together with Amendment Nos. 1-6.(1)
10.2      Form of Unsecured Subordinated Promissory Note -- Sam's.(1)
10.3      Form of Unsecured Convertible Promissory Note -- Sam's.(1)
10.4      Form of Unsecured Contingent Convertible Subordinated
          Promissory Note -- Sam's.(1)
10.5      Agreement, dated September 22, 1997, between the Company and
          Gary L. Gabriel.(1)
10.6      Asset Purchase Agreement, dated December 8, 1997, by and
          among NationsRent of Ohio, Inc., R&R Rental, Inc. ("R&R")
          and the sole shareholder of R&R, together with an Amendment dated December 10, 1997.(1)
10.7      Form of Unsecured Subordinated Promissory Note -- R&R.(1)
10.8      Asset Purchase Agreement, dated December 8, 1997, as
          amended, among NationsRent of Indiana, Inc. and C&E Rental and Service, Inc. ("C&E"), together with an Amendment dated
          December 23, 1997.(1)

EXHIBIT
NUMBER
-------
10.9      Form of Unsecured Convertible Subordinated Promissory Note
          C&E.(1)
10.10     Stock Purchase Agreement, dated December 20, 1997, as
          amended, among NationsRent of West Virginia, Inc., Titan,
          together with an Amendment dated December 31, 1997.(1)
10.11     Form of Unsecured Convertible Subordinated Promissory
          Note -- Titan.(1)
10.12     Stock Purchase Agreement, dated March 24, 1998, among the
          Company, Bode-Finn Limited Partnership ("Bode-Finn") and the
          shareholders of Bode-Finn, together with Amendment No. 1,
          dated April 6, 1998, and Amendment No. 2, dated April 17,
          1998.(1)
10.13     Form of Unsecured Convertible Subordinated Promissory
          Note -- Bode-Finn.(1)
10.14     Form of Warrant -- Bode-Finn.(1)
10.15     Registration Rights Agreement, dated May 5, 1998, among the
          Company, Bode-Finn, and Raymond E. Mason Foundation.(1)
10.16     Asset Purchase Agreement, dated March 25, 1998, among
          NationsRent of Indiana, Inc., RFL, Enterprises, Inc. and the
          sole shareholder of RFL Enterprises, Inc. ("RFL").(1)
10.17     Asset Purchase Agreement, dated April 21, 1998, among
          NationsRent of Florida, Inc. and Naples Rent-All and Sales
          Company, Inc. ("Naples").(1)
10.18     Form of Unsecured Convertible Subordinated Promissory
          Note -- Naples.(1)
10.19     Stock Purchase Agreement, dated May 7, 1998, among the
          Company, Raymond Equipment Co. ("Raymond Equipment") and the
          shareholders of Raymond Equipment.(1)
10.20     Form of Unsecured Subordinated Promissory Notes -- Raymond
          Equipment.(1)
10.21     Form of Unsecured Convertible Subordinated Promissory
          Note -- Raymond Equipment.(1)
10.22     Asset Purchase Agreement, dated May 14, 1998, among the
          Company and General Rental, Inc.(1)
10.23     Stock Purchase Agreement, dated May 30, 1998, among the
          Company, J. Kelly Co., Inc. ("J. Kelly") and the
          shareholders of J. Kelly.(1)
10.24     Form of Unsecured convertible Subordinated Promissory
          Note -- J. Kelly.(1)
10.25     Form of Registration Rights Agreement among the Company and the shareholders of J. Kelly.(1)
10.26     Asset Purchase Agreement, dated June 7, 1998, among the
          Company, Associated Rental Equipment Management Company,
          Inc. ("Associated") and the sole shareholder of
          Associated.(1)
10.27     Form of Unsecured Convertible Subordinated Promissory
          Note -- Associated.(1)
10.28     Form of Registration Rights Agreement -- Associated.(1)
10.29     Form of Subscription Agreement, dated May 1998, between the
          Company and certain subscribers.(1)
10.30     NationsRent Second Amended and Restated 1998 Stock Option
          Plan.(9)
10.31     Form of Stock Option Agreement.(1)
10.32     Amended and Restated Purchase Agreement, dated as of
          September 9, 1998, by and among NationsRent, Inc., Ray L.
          O'Neal, Inc., Arenco, L.L.C., Don R. O'Neal, Elizabeth M.
          O'Neal and the O'Neal Revocable Trust dated December 29,
          1987.(3)
10.33     Unsecured Convertible Subordinated Promissory Note, dated as of October 23, 1998, from the Company to Ray L. O'Neal,
          Inc.(3)
10.34     Preferred Stock Purchase Agreement, dated July 20, 1999, by and among the Company, NR Holdings Limited and NR
          Investments Limited.(8)
10.35     Registration Rights Agreement, dated as of July 20, 1999, by and between the Company, NR Holdings Limited, NR Investments
          Limited, James L. Kirk and H. Wayne Huizenga.(8)
10.36     Preferred Stock Purchase Agreement, dated August 2, 2000, by and among the Company, NR2 Holdings Limited, DB Capital
          Investors, L.P., J.P. Morgan Capital Corporation and Sixty
          Wall Street Fund, L.P.(10)

EXHIBIT
NUMBER
-------
10.37     Registration Rights Agreement, dated as of August 2, 2000, by and among the Company, NR2 Holdings Limited, DB Capital
          Investors, L.P., J.P. Morgan Capital Corporation, Sixty Wall
          Street Fund, L.P., James L. Kirk and H. Wayne Huizenga and
          holders of the Series A Convertible Preferred Stock.(10)
27.1*     Financial Data Schedule. (for SEC use only)

---------------

  *  Filed herewith

 (1) Incorporated by reference to the Company's Registration Statement on Form S-1, as amended, Commission File No. 333-56233.
 (2) Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the period ended June 30, 1998.
 (3) Incorporated by reference to the Company's Current Report on Form 8-K filed on November 9, 1998.
 (4) Incorporated by reference to the Company's Registration Statement on Form S-4, Commission File No. 333-69691.
 (5) Incorporated by reference to the Company's Current Report on Form 8-K filed on April 8, 1999.
 (6) Incorporated by reference to the Company's Current Report on Form 8-K filed on May 21, 1999.
 (7) Incorporated by reference to the Company's Registration Statement on Form S-3, Commission File No. 333-88603.
 (8) Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the period ended June 30, 1999.
 (9) Incorporated by reference to the Company's Registration Statement on Form S-8, Commission File No. 333-38870.
(10) Incorporated by reference to the Company's Quarterly Report on Form 10-Q for period ending June 30, 2000.

(b) REPORTS ON FORM 8-K

     The Company filed a Current Report on Form 8-K on August 4, 2000 relating to the issuance of Series B Preferred Stock.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         NATIONSRENT, INC.

Date: November 14, 2000                                  By: /s/ JAMES L. KIRK
                                                             -------------------------------------
                                                             James L. Kirk
                                                             Chairman of the Board and Chief
                                                             Executive Officer
                                                             (Duly Authorized Officer)

Date: November 14, 2000                                  By: /s/ GENE J. OSTROW
                                                             --------------------------------------
                                                             Gene J. Ostrow
                                                             Executive Vice President and Chief
                                                             Financial Officer
                                                             (Principal Financial Officer)

Date: November 14, 2000                                  By: /s/ KRIS E. HANSEL
                                                             --------------------------------------
                                                             Kris E. Hansel
                                                             Vice President and Controller
                                                             (Principal Accounting Officer)