Form 10-K405
period 2000-12-31
NATIONSRENT INC
filed 2001-04-02
CIK 1062515

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

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000
                                      OR
      [  ]        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                  THE SECURITIES EXCHANGE ACT OF 1934

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

                                      NONE
                                (Title of class)

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     As of March 20, 2001, the registrant had 57,354,326 shares of common stock, $.01 par value per share, outstanding and, at such date, the aggregate market value of the shares of common stock held by non-affiliates of the registrant was approximately $37.3 million.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Part III Portions of the Registrant's Proxy Statement relating to the 2001 Annual Meeting of Stockholders.

     Part IV Portions of previously filed reports and registration statements.

                                     INDEX
                                  TO FORM 10-K

                                                                         PAGE
                                                                        NUMBER
                                                                        ------
PART I
Item 1.   Business....................................................     1
Item 2.   Properties..................................................     7
Item 3.   Legal Proceedings...........................................     7
Item 4.   Submission of Matters to a Vote of Security Holders.........     7

PART II
Item 5.   Market for Registrant's Common Equity and Related
          Stockholder Matters.........................................     8
Item 6.   Selected Financial Data.....................................     9
Item 7.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations...................................    11
Item 7A.  Quantitative and Qualitative Disclosures About Market
          Risk........................................................    25
Item 8.   Financial Statements and Supplementary Data.................    26
Item 9.   Changes in and Disagreements with Accountants on Accounting
          and Financial Disclosure....................................    52

PART III
Item 10.  Directors and Executive Officers of the Registrant..........    52
Item 11.  Executive Compensation......................................    52
Item 12.  Security Ownership of Certain Beneficial Owners and
          Management..................................................    52
Item 13.  Certain Relationships and Related Transactions..............    52

PART IV
Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form
          8-K.........................................................    52

     CERTAIN STATEMENTS AND INFORMATION IN THIS ANNUAL REPORT ON FORM 10-K MAY INCLUDE "FORWARD-LOOKING STATEMENTS" WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1933, AS AMENDED, AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED, INCLUDING IN PARTICULAR THE STATEMENTS ABOUT OUR PLANS, STRATEGIES AND PROSPECTS UNDER THE HEADINGS "BUSINESS" AND ITEM
7 -- "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS." THESE STATEMENTS ARE BASED ON OUR CURRENT PLANS AND EXPECTATIONS AND INVOLVE RISKS AND UNCERTAINTIES THAT COULD CAUSE ACTUAL FUTURE ACTIVITIES AND RESULTS TO BE MATERIALLY DIFFERENCE FROM THOSE SET FORTH IN THESE FORWARD-LOOKING STATEMENTS. IMPORTANT FACTORS THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM OUR FORWARD-LOOKING STATEMENTS ARE SET FORTH BELOW IN
ITEM 7 -- "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- FACTORS THAT MAY AFFECT FUTURE RESULTS" AND ELSEWHERE IN THIS ANNUAL REPORT ON FORM 10-K. WE MAKE NO COMMITMENT TO DISCLOSE ANY REVISIONS TO FORWARD-LOOKING STATEMENTS, OR ANY FACT, EVENTS OR CIRCUMSTANCES AFTER THE DATE HEREOF THAT MAY BEAR UPON FORWARD-LOOKING STATEMENTS.

                                     PART I

ITEM 1.  BUSINESS

INTRODUCTION

     NationsRent, Inc., a Delaware corporation, together with its subsidiaries (the "Company," "NationsRent" or the "Registrant"), is a leading provider of rental equipment in the United States with over 200 locations in 27 states. We offer a comprehensive line of equipment for rent primarily to a broad range of construction and industrial customers including general contractors, subcontractors, highway contractors, manufacturing plants and distribution centers. We also sell used and new equipment, spare parts and supplies, and provide maintenance and repair services.

     NationsRent was founded in August 1997. We have become a leading provider of rental equipment as a result of a combination of having acquired platform companies in target markets, opened or acquired additional convenient locations concentrated around those businesses and expanded the selection and availability of our rental fleet. As part of building a nationally branded network of rental centers, we conform the physical appearance and product offerings of our stores to a uniform format. Distinguishing characteristics of this format include a full line of rental items from small tools to heavy equipment, a wide variety of newer, name brand, and well maintained rental equipment, prominent use of the NationsRent logo and colors, and attractive, well organized and clean store facilities. In addition, our stores seek to offer a high level of customer service, which is supported through employee training and information systems.

     Our locations offer for rent a full range of high quality, well-maintained rental equipment, including the following:

    - backhoes                    - aerial lifts and work platforms      - forklifts
    - bulldozers                  - compressors and generators           - excavators
    - pressure washers            - specialized hand tools               - wheel loaders
    - skid steer loaders          - trailers and storage containers      - lawn and garden tools
    - light towers                - pumps

     Our operating strategy has been focused on building a national platform in target markets, establishing the NationsRent brand and creating a foundation for future internal growth. With the foundation built, we are now focusing on high-return internal growth activities, and are de-emphasizing acquisitions. Internal growth activities include opening new locations in markets where we already have a presence and leveraging our brand with strategic alliances such as our strategic alliance with Lowe's Companies Inc. ("Lowe's") to operate NationsRent rental centers within select Lowe's home improvement stores.

     In the fourth quarter of 2000, in order to address a significant imbalance between our revenue, costs and rental fleet, we approved and began implementing a restructuring plan comprised of:

     - the sale of certain excess rental fleet, relating primarily to a portion of our heavy earthmoving equipment that has the highest unit cost, requires the most expensive support infrastructure and has the lowest return on investment;

     - abandonment of certain information system projects that were under development;

     - the elimination of jobs company-wide and the consolidation of various departments within our organization; and

     - the closure of certain rental and office locations.

     In connection with this restructuring, we recorded restructuring and related charges of $72.0 million pre-tax in the fourth quarter of 2000 and we expect to record an additional $12.0 million pre-tax in the first quarter of 2001. For a more detailed description of our restructuring plan, see Item
7 -- "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Restructuring Activities."

INDUSTRY OVERVIEW

     According to industry sources, the United States equipment rental industry grew from an estimated $614.0 million in revenue in 1982 to an estimated $22.0 billion in 1999, which represents a compound annual growth rate of approximately 15%. Construction and industrial companies primarily have driven this growth by increasingly outsourcing their equipment needs to reduce investment in non-core assets and convert costs from fixed to variable. According to industry sources, the United States equipment rental industry is highly fragmented, with more than 14,000 equipment rental locations. According to industry sources, in 1999 the 100 largest equipment rental companies in the United States had a combined market share of approximately 32% and no single equipment rental company in the United States had a market share greater than 10%. In addition, in 1999, according to industry sources, 99% of the companies in the industry had rental revenue of less than $6.0 million and only 12 companies had rental revenue in excess of $100.0 million.

BUSINESS STRATEGY

     Since inception, we have employed a focused growth and operating strategy. Key elements of our strategy include: (i) developing a concentration of convenient locations in high-growth geographic regions to fully leverage the benefits of scale, infrastructure and flexibility; (ii) providing our customers with selection and availability of a broad range of rental equipment; (iii) creating a national brand to enhance awareness and customer loyalty; (iv) procuring and maintaining a high-quality and relatively young fleet of equipment focused on short-term rentals; (v) leveraging our brand with strategic relationships such as the alliance with Lowe's to further extend brand recognition while gaining access to a new customer base; and (vi) integrating acquisitions and new locations to optimize asset utilization and operating efficiencies.

     Branding. Since inception, we have focused on building a nationally branded network of convenient rental locations to differentiate us from our competitors. As part of building a nationally branded network of rental centers, we conform the physical appearance and product offerings of our stores to a uniform format. Distinguishing characteristics of this format include a full line of rental items from small tools to heavy equipment, a wide variety of newer, name brand, and well maintained rental equipment, prominent use of the NationsRent logo and colors, and attractive, well organized and clean store facilities. In addition, our stores offer a high level of customer service, which is supported through employee training and information systems.

     Fleet Management. We are committed to maintaining a high-quality and relatively young fleet of equipment focused on short-term rentals. Because of our size, we have been able to buy fleet at a substantial discount. To manage the age and composition of our fleet, we sell used equipment through auctions and brokers as well as directly to customers through our store locations. We believe that our customers have a strong preference for well maintained, relatively young equipment, and that our fleet meets the most demanding criteria. In addition, we are focused on standardizing our product offerings and reducing the number of our vendors in order to provide consistency to our customers, leverage our purchasing power and improve efficiencies among our locations. Through our operating strategy we seek to leverage our fleet by moving equipment within a region to meet local demand.

     Strategic Alliance with Lowe's. In October 2000, we entered into an exclusive multi-year strategic alliance with Lowe's, the world's second largest home improvement retailer, to operate NationsRent rental centers within select Lowe's home improvement stores. Operating as a store within a store adjacent to the entrance of a Lowe's store, the NationsRent stores will rent our full line of construction tools and equipment to Lowe's customers. This alliance complements our branding and operating strategies. We expect to target opening rental centers at Lowe's locations to either fill out existing markets to provide more convenience for customers in the area, or as a low-cost entry into a new market, after which we could fill in additional non-Lowe's rental store locations to further penetrate the market. We also expect to increase our brand awareness through our association with the strong Lowe's brand. We believe that Lowe's selection of us for a strategic relationship is a strong endorsement of our branding strategy.

     Integration. In addition to the physical conversion of acquired locations to the NationsRent store format, we actively integrate acquired companies into the NationsRent network to leverage economies of scale, asset utilization and financial and operating controls. Equipment purchasing terms are negotiated on a national account basis to receive attractive pricing for rental fleet. Our operating structure allows us to respond to changing equipment demands at individual store locations through the movement of equipment between locations. All of our stores now operate on the same counter and financial systems.

ACQUISITIONS

     Since our inception in August 1997 through April 2000, we acquired 58 equipment rental businesses and currently operate over 200 locations in 27 states. We believe that each of the equipment rental businesses which we have acquired meets one or more of our acquisition criteria and promotes our strategy of concentrating locations in targeted markets. Many of the businesses we have acquired have been doing business in their respective markets for more than 35 years. With a foundation of acquired locations in target markets, we are now focusing on high-return internal growth activities and de-emphasizing acquisitions.

OPERATIONS

     We operate over 200 locations as of March 20, 2001. Our operations consist of:

     - renting a full range of equipment to construction and industrial customers;

     - selling our used equipment inventory;

     - selling new equipment; and

     - selling parts, supplies and merchandise and providing repair and maintenance services to complement our equipment rentals and sales.

     Equipment Rentals. We rent on a daily, weekly and monthly basis a broad variety of light, medium and heavy equipment serving contractors and other commercial and industrial customers as well as homeowners. Our rental inventory includes such equipment as aerial lifts and work platforms, air compressors, backhoes, boom lifts, bulldozers, ditch equipment, forklifts, generators, excavators, wheel loaders and skid loaders, pumps, light towers, storage containers, lawn and garden tools, saws, scissor lifts and pressure washers. The mix of equipment offered from each of our locations varies based on the needs of the local market.

     We make capital investments in new equipment, engage in periodic sales of used equipment and conduct preventive maintenance. These practices are designed to increase equipment utilization, enhance resale values and extend the service life of equipment.

     We have developed operating initiatives that we are in the process of introducing at all of our locations to offer our rental customers more convenient access, faster check-in and check-out procedures, reduced equipment downtime and shorter lead times for rentals than our competitors. For example, nearly all of our new locations are being designed with drive-through lanes to speed up equipment loading and unloading. In addition, our rental equipment is being outfitted with universal trailer hitches designed to accept a broad range of towing mechanisms to ease customer transport of equipment. To reduce the downtime associated with flat tires, we fill the tires of equipment used in areas prone to flats with foam instead of air. Our rental locations also offer equipment delivery and pick-up, on-site repair service, 24-hour customer assistance, and written instructional materials for equipment usage and safety.

     Used Equipment Sales. We periodically sell used equipment to adjust the size and composition of our rental equipment inventory in response to changing market conditions and to maintain the quality and low average age of our rental equipment. We attempt to balance the revenue obtainable from used equipment sales with the revenue obtainable from continued equipment rentals. We believe that the proactive management of new equipment purchases and used equipment sales allows us to maximize utilization rates and respond to changing economic conditions. For a description of certain rental fleet repositioning and restructuring activities expected in 2001, see Item 7 -- "Management's Discussion and Analysis of Financial Condition and Results of
Operations -- Restructuring Activities."

     New Equipment Sales. We are a distributor of new equipment on behalf of certain nationally known equipment manufacturers. We have dealership arrangements in certain geographic areas with various equipment manufacturers. Typically, dealership agreements do not have a specific term and may be terminated by either party upon specific events and/or written notice. Since inception, we have continued to de-emphasize the new equipment sales portion of our business, which had been a part of many of the businesses we have acquired. New equipment sales in general provides a much lower margin than the rental portion of our business.

     Parts, Supplies and Service. We sell parts, supplies and merchandise to our customers in conjunction with our equipment rental and sales business. We provide repair service to rental customers and, as part of our focus on customer service, we generally seek to respond to rental equipment service requests within two hours. We also offer maintenance service to customers who own equipment.

LOWE'S STRATEGIC ALLIANCE

     In October 2000, we entered into an exclusive multi-year strategic alliance with Lowe's to operate NationsRent rental centers in select Lowe's home improvement stores. This multi-year alliance followed a six-month, six-store pilot program which commenced in April 2000. Operating as a store within a store adjacent to the entrance of a Lowe's store, the NationsRent stores will offer for rent our full line of construction tools and equipment. As with all other NationsRent stores in a particular market, customers will have access through a Lowe's rental center to all of the equipment, infrastructure and personnel available in that market. The alliance is designed to offer professional contractors one stop shopping with convenient access to both building supplies and rental equipment from complementary brands focused on customer service.

     Lowe's (NYSE: LOW) is one of the country's premier home improvement retailers and has annual sales of more than $18.0 billion. Lowe's serves more than four million do-it-yourself retail and commercial business customers through more than 635 stores in 40 states. We believe that the Lowe's alliance is a strong endorsement of our operating strategy and brand.

     As of March 31, 2001, we operated 14 rental centers in Lowe's home improvement stores in 4 states. We expect to open an additional 26 of these rental centers by the end of 2001. We believe that our strategic alliance with Lowe's will offer us a number of competitive advantages, including continued low cost penetration in our existing markets, an efficient low cost way to enter new markets, access to a new customer segment, the do-it-yourselfer, which is estimated to be approximately $135.0 billion in annual sales, and increased brand awareness by virtue of Lowe's high customer traffic locations and co-promotions with Lowe's.

CUSTOMERS

     We serve over 400,000 active accounts in the construction, industrial, homeowner and other segments of the equipment rental industry. No single customer accounted for more than 2% of our 2000 revenue. Our customers vary in size from large Fortune 500 companies to small construction contractors, subcontractors, machine operators and homeowners.

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

     We employ over 600 equipment rental salespeople who utilize targeted local marketing strategies to address specific customer needs and respond to competitive pressures. To remain informed of local market activity, salespeople track construction projects and new equipment sales in their area through Equipment Data Reports, F.W. Dodge Reports and PEC Reports (Planning, Engineering and Construction), follow up on referrals and visit construction sites and potential equipment users who are new to the area.

TRADEMARKS

     We own a number of registered service marks which include the name "NationsRent."

STORE LAYOUT AND DESIGN

     Many of our locations are situated in high-visibility commercial and industrial areas and are designed to offer easy and convenient access to our customers. Our facilities are designed to meet local market needs and typically have a distinct design. Our facilities typically range in size from small two to four acre sites housing 8,000 to 10,000 square foot facilities to large six to twelve acre sites, housing 20,000 to 40,000 square foot facilities. All of our facilities feature reconditioning and service centers and a broad selection and extensive inventory of equipment and supplies. The type of equipment rented at a particular location and the needs of the local market usually determine the type of general rental equipment that the facility has to offer its customers. The design attributes of our stores include a customer retail showroom, sales and administrative offices, small equipment pick-up and drop-off area, small equipment staging and storage area, reconditioning and storage area, equipment cleaning area and outdoor and indoor equipment storage facilities.

     Our newest facility concept is the store within a store rental centers adjacent to the entrance of Lowe's home improvement stores. These rental centers are generally 1,200 square feet with an additional 2,000 square feet of storage. These stores are designed to feature small tools and equipment with a staging area in front for larger pieces.

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

COMPETITION

     The equipment rental industry is highly fragmented and competitive. We compete with independent third parties in all of the markets in which we operate. Most of our competitors in the rental business tend to operate in specific, limited geographic areas, although some larger competitors compete on a national basis. We compete with equipment manufacturers which sell and rent equipment to customers, directly and through their dealer networks. We also compete with national home improvement retailers, such as Home Depot, who is opening small tool rental centers within select Home Depot home improvement stores. Some of our competitors have greater financial resources and name recognition than us.

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

EMPLOYEES

     As of March 20, 2001, we employed approximately 3,000 persons, approximately 130 of which were covered by a collective bargaining agreement. We believe our relations with our employees are good. For a description of certain work force reduction initiatives, see Item 7 -- "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Restructuring Activities."

ITEM 2.  PROPERTIES

     Our corporate headquarters are located in Fort Lauderdale, Florida, in leased premises. Substantially all of our properties and equipment are subject to liens securing payment of portions of our indebtedness. As of March 20, 2001, we operated over 200 rental locations located in 27 states: Alabama, Arizona, California, Colorado, Connecticut, Florida, Georgia, Indiana, Kentucky, Louisiana, Maine, Massachusetts, Michigan, Nevada, New Hampshire, New Jersey, New York, North Carolina, Ohio, Pennsylvania, Rhode Island, South Carolina, Tennessee, Texas, Utah, Vermont and West Virginia. We lease the real estate for all but three of our locations and also lease certain of our equipment. We believe that all of our facilities are sufficient for our current needs. For a description of certain facility closure and consolidation activities, see Item
7 -- "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Restructuring Activities."

ITEM 3.  LEGAL PROCEEDINGS

     We are party to pending legal proceedings arising in the ordinary course of business. While the results of such proceedings cannot be predicted with certainty, we do not believe that any of these matters are material to our financial condition or results of operations.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to our stockholders during the fourth quarter of 2000.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     Our common stock, $.01 par value per share, began trading on the New York Stock Exchange on August 7, 1998 under the symbol "NRI." The following table sets forth, for the periods indicated, the range of the high and low sales prices per share for the common stock.

                                                                PRICE RANGE OF
                                                                 COMMON STOCK
                                                              ------------------
                                                               HIGH        LOW
                                                              -------    -------
FISCAL YEAR ENDED DECEMBER 31, 2000:
First Quarter...............................................  $6.1875    $4.3750
Second Quarter..............................................   5.3750     3.3750
Third Quarter...............................................   4.1250     3.3750
Fourth Quarter..............................................   3.8750     1.0625

FISCAL YEAR ENDED DECEMBER 31, 1999:
First Quarter...............................................  $8.625     $5.4375
Second Quarter..............................................   7.125      5.3750
Third Quarter...............................................   7.750      5.3750
Fourth Quarter..............................................   7.750      5.4375

     On March 20, 2001, the last reported sales price of the common stock on the New York Stock Exchange was $1.25. As of the same date, there were approximately 167 holders of record of the common stock.

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

RECENT SALES OF UNREGISTERED SECURITIES

     During the period from October 1, 2000 through December 31, 2000, we issued securities in the transactions set forth below. Each of these transactions was intended to be exempt from the registration requirements of the Securities Act of 1933, as amended, by virtue of Section 4(2) thereunder based on being issued in a transaction not involving a public offering.

     During the period from October 1, 2000 through December 31, 2000, we granted options to certain of our employees to purchase an aggregate of 2,476,000 shares of our common stock at exercise prices ranging from $3.5625 to $1.6875 per share. These options generally vest over a four-year period at the rate of 25% per year beginning on the first anniversary of the date of grant.

ITEM 6.  SELECTED FINANCIAL DATA

     The selected financial data set forth below should be read in conjunction with our Consolidated Financial Statements and notes thereto contained in Part II, Item 8 of this Annual Report on Form 10-K. The following selected consolidated financial information summarizes (1) the statement of operations data and selected balance sheet data for Sam's Equipment Rental, Inc. and Gabriel Trailer Manufacturing Company, Inc. (collectively, the "Predecessor") as of and for the fiscal year ended March 31, 1996, which have been derived from unaudited consolidated financial statements not included herein, (2) the statement of operations data for the Predecessor for the fiscal years ended March 31, 1997 and the five months ended August 31, 1997 and the selected balance sheet data as of March 31, 1997 and August 31, 1997, which have been derived from audited consolidated financial statements not included herein, and
(3) the statement of operations data of NationsRent for the period from August 14, 1997 (inception) through December 31, 1997 and for the years ended December 31, 1998, 1999 and 2000 and selected balance sheet data as of December 31, 1997, 1998, 1999 and 2000 which have been derived from the audited consolidated financial statements of NationsRent included herein except for 1997 information not included herein. The other data has been derived from the consolidated financial statements referred to above for the applicable periods. See also "Management's Discussion and Analysis of Financial Condition and Results of Operations."

                                                THE PREDECESSOR                            THE COMPANY(1)
                                       ---------------------------------   -----------------------------------------------
                                                                            AUGUST 14,
                                       TWELVE MONTHS ENDED     APRIL 1     (INCEPTION)
                                            MARCH 31,          THROUGH       THROUGH      TWELVE MONTHS ENDED DECEMBER 31,
                                       --------------------   AUGUST 31,   DECEMBER 31,   --------------------------------
                                        1996         1997        1997          1997          1998        1999       2000
                                       -------      -------   ----------   ------------   ----------   --------   --------
                                                    (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
STATEMENT OF OPERATIONS DATA:
Revenue:
  Equipment rentals..................  $11,871      $15,328    $ 8,515       $ 7,410      $  150,668   $415,629   $546,434
  Sales of equipment, merchandise,
    service, parts and supplies......    4,302        4,177      1,205         1,895          85,730    142,792    122,614
                                       -------      -------    -------       -------      ----------   --------   --------
        Total revenue................   16,173       19,505      9,720         9,305         236,398    558,421    669,048
                                       -------      -------    -------       -------      ----------   --------   --------
Cost of revenue:
  Cost of equipment rentals..........    4,380        6,029      2,193         2,196          49,866    127,049    207,466
  Rental equipment depreciation and
    lease expense(2).................    2,053        3,465      1,848         1,526          30,681     87,358    136,100
  Cost of sales of equipment,
    merchandise, service, parts and
    supplies.........................    4,491        2,791        984         1,691          61,455     94,594     94,187
                                       -------      -------    -------       -------      ----------   --------   --------
        Total cost of revenue........   10,924       12,285      5,025         5,413         142,002    309,001    437,753
                                       -------      -------    -------       -------      ----------   --------   --------
Gross profit.........................    5,249        7,220      4,695         3,892          94,396    249,420    231,295
Selling, general and administrative
  expenses...........................    2,972        3,564      1,683         1,081          44,411    101,873    130,189
Restructuring charge(3)..............       --           --         --            --              --         --     72,005
Expenses related to abandoned merger,
  net(4).............................       --           --         --            --              --      3,932         --
Non-rental equipment depreciation and
  amortization(2)....................      180          238        115           284           7,266     22,136     27,810
                                       -------      -------    -------       -------      ----------   --------   --------
Operating income.....................    2,097        3,418      2,897         2,527          42,719    121,479      1,291
                                       -------      -------    -------       -------      ----------   --------   --------
Other (income)/expense:
  Interest expense, net..............      583          866        580           760          20,858     69,228     99,285
  Other, net.........................     (196)        (203)        62            --            (401)    (2,320)       548
                                       -------      -------    -------       -------      ----------   --------   --------
                                           387          663        642           760          20,457     66,908     99,833
                                       -------      -------    -------       -------      ----------   --------   --------
Income (loss) before provision
  (benefit) for income taxes.........    1,710        2,755      2,255         1,767          22,262     54,571    (98,542)
  Provision (benefit) for income
    taxes............................      732        1,128        939           766           9,608     22,648    (24,852)
                                       -------      -------    -------       -------      ----------   --------   --------
Net income (loss)....................  $   978      $ 1,627    $ 1,316       $ 1,001      $   12,654   $ 31,923   $(73,690)
                                       =======      =======    =======       =======      ==========   ========   ========
Earnings (loss) per share:(5)
  Basic:.............................                                        $  0.04      $     0.37   $   0.57   $  (1.27)
                                                                             =======      ==========   ========   ========
  Diluted:...........................                                        $  0.04      $     0.37   $   0.49   $  (1.27)
                                                                             =======      ==========   ========   ========
OTHER DATA:
  Gross margin.......................     32.5%        37.0%      48.3%         41.8%           39.9%      44.7%      34.6%
  Operating margin...................     13.0         17.5       29.8          27.2            18.1       21.8        0.2
  Amortization of goodwill(2)........  $    --      $    --    $    --       $   170      $    5,038   $ 15,123   $ 20,227
  Depreciation and other
    amortization.....................    2,233        3,703      1,963         1,640          26,691   $ 53,726   $ 81,727

                                                THE PREDECESSOR                              THE COMPANY
                                       ---------------------------------   -----------------------------------------------
                                         AS OF MARCH 31,        AS OF                    AS OF DECEMBER 31,
                                       --------------------   AUGUST 31,   -----------------------------------------------
                                        1996         1997        1997          1997          1998        1999       2000
                                       -------      -------   ----------   ------------   ----------   --------   --------
SELECTED BALANCE SHEET DATA:
  Rental equipment, net..............  $14,722      $21,789    $21,886       $30,619      $  382,573   $574,846   $526,958
  Goodwill, net......................       --           --         --        36,686         523,785    701,139    784,939
  Total assets.......................   17,423       27,614     29,088        79,157       1,075,812  1,559,394  1,719,996
  Total debt.........................    9,944       16,100     16,559        42,928         678,035    989,428  1,117,026
  Stockholders' equity...............    2,840        4,467      5,768        26,001         282,230    413,387    440,971

---------------

(1) All of our acquisitions to date have been accounted for as purchases and, accordingly, the operations of the acquired businesses are included in the statement of operations data and other data from the effective date of acquisition.
(2) The amortization period for rental equipment depreciation ranges from 18 to 120 months. The amortization period for goodwill is 40 years.
(3) See Item 7 -- "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Restructuring Activities."
(4) Represents the unreimbursed portion of expenses incurred related to the proposed merger with Rental Service Corporation ("RSC") that was abandoned in May 1999. The Company received $6.0 million from RSC as reimbursement for expenses incurred by the Company in connection with the abandoned merger.
(5) Earnings per share data is not included for the Predecessor as such information would not be representative of the capital structure of the Company.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion and analysis of our consolidated results of operations and financial condition should be read in conjunction with the consolidated financial statements and the related notes included elsewhere in this Annual Report on Form 10-K. Unless otherwise indicated, all information contained in this Item 7 is as of December 31, 2000.

GENERAL

     NationsRent is a leading provider of rental equipment in the United States. We offer a comprehensive line of equipment for rent primarily to a broad range of construction and industrial customers including general contractors, subcontractors, highway contractors, manufacturing plants and distribution centers. We also sell used and new equipment, spare parts and supplies. As of March 20, 2001, we operated over 200 equipment rental locations in 27 states. We have become a leading provider of rental equipment as a result of a combination of having acquired platform companies in target markets, opened or acquired additional locations concentrated around those businesses and expanded the selection and availability of our rental fleet.

     As part of building a nationally branded network, we seek to conform the physical appearance and product offerings of all of our stores to a uniform format. Distinguishing characteristics of this format include clearly marked aisles, a wide variety of newer, name brand, and well maintained rental equipment, prominent use of the NationsRent logo and colors and attractive, well organized and clean store facilities. In addition, our stores seek to offer a high level of customer service that is supported through employee training and information systems. The cost of converting acquired locations to the NationsRent format has varied depending on the physical properties of the acquired location and the condition, breadth and depth of rental equipment inventory at such location, which were factors considered in the selection and pricing of acquisition candidates. The cost of opening our new locations has varied depending on whether we leased or purchased the underlying real property, the size of the location and the breadth and depth of inventory at each location. See "Liquidity and Capital Resources."

     We derive our revenue from equipment rentals, sales of new and used equipment, spare parts and supplies and maintenance and repair services. Rental revenue is dependent on several factors including demand for rental equipment, the amount and quality of equipment available for rent, rental rates, weather conditions and general economic conditions. Revenue generated from the sale of used equipment is affected by price, general economic conditions and the condition and age of the equipment. Revenue from the sale of new equipment is affected by price and general economic conditions. Revenue from the sale of spare parts and supplies as well as maintenance and repair services is primarily affected by equipment rental and sales volume.

     The principal components of our cost of revenue include equipment depreciation and lease expense, costs of new and used equipment sold, personnel costs, occupancy costs, repair and maintenance costs and vehicle operations. Rental equipment depreciation is calculated using the straight-line method over the estimated useful life of such equipment. Effective July 1, 2000, we revised the estimated service lives and residual values for certain of our rental assets to better allocate the expense over the time that such assets are in our rental fleet. This change decreased the estimated service lives and increased the residual values for certain rental assets. The change in estimate resulted in a decrease of rental equipment depreciation expense of approximately $9.8 million and a decrease in net loss of approximately $6.0 million or $0.10 per share for the year ended December 31, 2000. In order to more clearly reflect the cost of our rental fleet, we have combined operating lease expense related to our rental fleet with rental equipment depreciation and reported these amounts on a separate line in our statements of operations.

     Selling, general and administrative expenses include management salaries, advertising and marketing, travel, administrative and clerical salaries, data processing and bad debt expense.

     Non-rental equipment depreciation and amortization includes the depreciation of fixed assets that are not offered for rent, amortization of leasehold improvements and amortization of intangible assets related to the acquired businesses.

RESTRUCTURING ACTIVITIES

     Although we experienced an increase in rental revenue from internal growth of 15.9% for the year ended December 31, 2000 when compared to the prior year, we anticipated internal growth of over 25.0% and put in place an infrastructure of equipment and employees to support such higher growth. Our growth plans were negatively impacted by competitive market conditions during the peak rental season, the slowing economy and adverse weather. Such conditions created a significant imbalance between our revenue and costs and, as a result, during the fourth quarter of 2000 we approved a plan to restructure certain of our operations. The restructuring plan is comprised of the following major components:

     - the sale of excess rental equipment, which primarily relates to a portion of our heavy earthmoving equipment that has the highest unit cost, requires the most expensive support infrastructure and has the lowest return on investment;

     - abandonment of certain information system projects that were under development;

     - the elimination of jobs company-wide and the consolidation of various departments within our organization; and

     - the closure of certain rental and office locations.

     During the fourth quarter of 2000, we recorded a pre-tax restructuring charge of $72.0 million ($56.8 million after-tax or $0.98 per share) related to the restructuring plan, the components of which, along with the 2000 activity related to the charge, are presented in the following table. Substantially all of the 2000 activity, other than employee termination severance costs, were non-cash charges.

                                                                                  RESERVE
                                                                                 BALANCE AT
                                                   RESTRUCTURING      2000      DECEMBER 31,
                                                      CHARGE        ACTIVITY        2000
                                                   -------------    --------    ------------
                                                                (IN THOUSANDS)
Rental fleet disposition.........................     $42,693       $ 6,202       $36,491
Information systems abandonment..................      11,530        10,630           900
Employee termination severance costs.............      10,156         3,520         6,636
Facility closures................................       7,626         5,863         1,763
                                                      -------       -------       -------
                                                      $72,005       $26,215       $45,790
                                                      =======       =======       =======

     The accrual for rental fleet disposition represents estimated losses on assets held for sale at December 31, 2000 and includes approximately $9.3 million of losses related to the sale of leased rental equipment. As of December 31, 2000, we have sold approximately 18% of the $142.0 million of original cost of the rental equipment that has been identified for sale under the restructuring plan. We plan to sell the remaining rental equipment by mid-2001 through sales to independent third parties through auctions, brokers and retail sales. Although we are aggressively marketing these assets held for sale, the ultimate disposition of these assets could extend beyond mid-2001.

     The charge for the abandonment of information systems is primarily for the write-off of information system projects under development that were abandoned in the fourth quarter of 2000. The remaining accrual is for payments related to certain of the abandoned software which will be paid through 2001.

     The restructuring plan includes the termination and payment of related severance benefits under our existing severance plan and agreements for approximately 510 employees, of which 240 had been terminated as of December 31, 2000. The remaining terminations were substantially completed during the first quarter of 2001 and payments are to be made through the third quarter of 2001.

     Eighteen of our facilities, primarily rental locations, were identified for closure under the restructuring plan of which ten had been closed as of December 31, 2000. The exit costs associated with these facility closures consist primarily of future lease commitments, after considering estimated sublease opportunities, and the write-off of capital improvements made to such facilities. We anticipate that the remaining closures will be completed by mid-2001. Lease payments for the facility closures extend into 2009. Although we intend to aggressively market these locations for subleases on acceptable terms, the ultimate time required to obtain acceptable subleases may extend beyond our estimates. We have other rental locations in the geographic markets where the facility closures are taking place. We believe that revenue and results of operations related to the closed locations will be retained by these other rental locations in the same geographic markets.

     We expect to record additional restructuring and other charges of approximately $12.0 million pre-tax in the first quarter of 2001. We continue to be negatively impacted by the imbalance between revenue and costs and adverse weather during the first quarter of 2001 and expect to record a loss from operations during this period.

ACQUISITIONS AND NEW STORES

     During the year ended December 31, 2000, we acquired four equipment rental businesses. We paid an aggregate of approximately $25.8 million for these four acquisitions, which consisted of approximately:

     - $21.1 million in cash;

     - $3.5 million of subordinated convertible debt; and

     - $1.2 million of future contractual payments.

     We funded the cash portion of the consideration paid for these acquisitions with borrowings under our senior credit facilities. The acquisitions have been accounted for using the purchase method and, accordingly, the acquired assets and assumed liabilities have been recorded at their estimated fair values as of the date of acquisition. Purchase accounting values for certain acquisitions have been assigned on a preliminary basis, and are subject to adjustment when additional information as to the fair values of the net assets acquired is available. We are awaiting the resolution of certain contingent consideration agreements and the final determination of certain liabilities assumed. We do not believe the final assignment of the fair value of the net assets acquired will have a significant impact on future operating results.

     In May 1999, we abandoned our merger with Rental Service Corporation ("RSC") and in connection therewith, RSC reimbursed us for $6.0 million of expenses incurred in connection with the transaction, which offset a total of $9.9 million of expenses incurred in connection with the transaction. The net $3.9 million of unreimbursed expenses is included in operating expenses in the year ended December 31, 1999.

     In October 2000, we entered into an exclusive multi-year strategic alliance with Lowe's Companies, Inc., the world's second largest home improvement retailer, to operate NationsRent rental centers within select Lowe's home improvement stores. This multi-year alliance follows a six-month six-store pilot program that commenced in April 2000. Operating as a store within a store adjacent to the entrance of a Lowe's store, the NationsRent stores will rent our full line of construction tools and equipment to Lowe's customers. During the fourth quarter of 2000, we opened an additional four NationsRent stores at Lowe's locations. We anticipate opening approximately 30 additional NationsRent stores within Lowe's stores during 2001. We will lease these rental centers from Lowe's for terms initially expiring in 2008 with two five-year renewal options. The Lowe's strategic alliance has and will require us to accelerate investments in systems, training, brand support and other store start-up costs.

     During the year ended December 31, 2000, in addition to the ten NationsRent stores opened at Lowe's locations, we opened 19 new stores in markets where we already had an established presence. We continue to evaluate the need for any new stores in markets in which we have a presence.

     For 2001, we are planning to slow our annual internal rental revenue growth to a range of 8% to 10%. Our slower growth will allow us to significantly reduce capital expenditures and generate cash to reduce debt. Because of the reduction in rental capital expenditures, the average age of our rental fleet will increase by approximately eight months. However, because the average age of our rental fleet will still be below 36 months, we do not foresee a material increase in repair and maintenance expense during 2001. Our new store growth will concentrate on our strategic alliance with Lowe's to operate NationsRent rental centers in select Lowe's locations.

HISTORICAL RESULTS OF OPERATIONS

  Year Ended December 31, 2000 as Compared to Year Ended December 31, 1999

     Revenue. The following table sets forth our revenue by type for the years ended December 31, 2000 and 1999 (in thousands, except percentages):

                                                       YEAR ENDED DECEMBER 31,
                                                --------------------------------------
                                                      2000                 1999
                                                -----------------    -----------------
Equipment rentals.............................  $546,434     81.7%   $415,629     74.4%
Sales of equipment, merchandise, service,
  parts and supplies..........................   122,614     18.3     142,792     25.6
                                                --------    -----    --------    -----
                                                $669,048    100.0%   $558,421    100.0%
                                                ========    =====    ========    =====

     Total revenue increased $110.6 million, or 19.8%, for the year ended December 31, 2000 when compared to the prior year. Rental revenue increased $130.8 million, or 31.5%, for the year ended December 31, 2000 when compared to the prior year. The increase in rental revenue for the year ended December 31, 2000 when compared to the prior year, was comprised of 15.9% from internal growth and 15.6% from the inclusion of rental revenue from businesses acquired during 1999 and 2000. Rental revenue was negatively impacted for the year ended December 31, 2000 by competitive market conditions during the peak rental season, the slowing economy and adverse weather during the fourth quarter. The internal growth in rental revenue was primarily a result of the expansion of our rental fleet at existing locations and the opening of 19 new locations in 2000. Equipment rental revenue as a percentage of total revenue was 81.7% for the year ended December 31, 2000 up from 74.4% for the prior year.

     Gross Profit. Gross profit decreased $18.1 million for the year ended December 31, 2000 when compared to the prior year. Gross profit as a percentage of total revenue was 34.6% for the year ended December 31, 2000, compared to 44.7% for the prior year.

     The decrease in gross profit for the year ended December 31, 2000 when compared to the prior year, was due primarily to the imbalance in our cost structure relative to our rental revenue discussed above and provisions made for inventory shrinkage and obsolescence. Gross profit was positively impacted by the change in rental equipment depreciation estimates discussed above.

     Operating Expenses. Selling, general and administrative expenses increased $28.3 million for the year ended December 31, 2000 when compared to the prior year. This increase was due primarily to the inclusion of such costs from businesses acquired during 1999 and 2000, additional corporate expenses and charges aggregating $9.6 million primarily related to an increase in our bad debt reserves and costs related to acquisitions that we abandoned. Selling, general and administrative expenses as a percentage of total revenue were 19.5% and 18.2% for the years ended December 31, 2000 and 1999, respectively.

     Also included in operating expenses is $72.0 million for restructuring and related charges for the year ended December 31, 2000 and $3.9 million of unreimbursed expenses incurred in connection with the abandoned merger with RSC for the year ended December 31, 1999, both of which are discussed above.

     Non-rental equipment depreciation and amortization increased $5.7 million for the year ended December 31, 2000 when compared to the prior year. This increase was due primarily to additional goodwill amortization incurred in connection with acquisitions completed during 1999 and 2000 and increased depreciation related to improvements made to our rental locations.

     Operating Income. Operating income decreased $120.2 million for the year ended December 31, 2000 when compared to the prior year. The reduction in operating income was primarily related to the factors discussed above. Operating income as a percentage of total revenue was 0.2% and 21.8% for the years ended December 31, 2000 and 1999, respectively.

     Other Income and Expense. Interest expense increased $29.9 million for the year ended December 31, 2000 when compared to the prior year. This increase was due primarily to the increase in debt incurred to finance acquisitions, new store openings and the expansion of our rental fleet during 1999 and 2000, as well as an increase in the interest rates charged on the variable portion of our bank debt. Interest expense is primarily attributable to borrowings under our senior credit facility, notes issued to finance the purchase of equipment, subordinated convertible notes issued to sellers of businesses we acquired and our senior subordinated notes.

     Other income for the year ended December 31, 1999 included a pre-tax gain of approximately $1.8 million from the sale in January 1999 of a lift truck dealership.

     Income Taxes. Our effective income tax rate was 25.2% and 41.5% for the years ended December 31, 2000 and 1999, respectively. See "Note 8 to the Consolidated Financial Statements" for a reconciliation of the statutory federal income tax rate to the effective income tax rate.

     Net Income (Loss). Net income decreased $105.6 million for the year ended December 31, 2000 when compared to the prior year. The decrease in net income was primarily a result of the factors discussed above.

  Year Ended December 31, 1999 as Compared to Year Ended December 31, 1998

     Revenue. The following table sets forth our revenue by type for the years ended December 31, 1999 and 1998 (in thousands, except percentages):

                                                       YEAR ENDED DECEMBER 31,
                                                --------------------------------------
                                                      1999                 1998
                                                -----------------    -----------------
Equipment rentals.............................  $415,629     74.4%   $150,668     63.7%
Sales of equipment, merchandise, service,
  parts and supplies..........................   142,792     25.6      85,730     36.3
                                                --------    -----    --------    -----
                                                $558,421    100.0%   $236,398    100.0%
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

     Gross Profit. Gross profit increased $155.0 million for the year ended December 31, 1999 when compared to the prior year. This increase in gross profit was due primarily to the increase in total revenue. Gross profit as a percentage of total revenue was 44.7% and 39.9% for the years ended December 31, 1999 and 1998, respectively. The increase in gross profit as a percentage of total revenue was due to the growth in revenue from equipment rentals. We derive higher gross profit margins from equipment rental revenue than revenue from sales of equipment, merchandise, service, parts and supplies.

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

     Also included in operating expenses for the year ended December 31, 1999 is $3.9 million of unreimbursed expenses incurred in connection with the abandoned merger with RSC discussed above.

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

LIQUIDITY AND CAPITAL RESOURCES

     Our primary uses of cash have been the funding of acquisitions and capital expenditures. To date, we have funded our cash requirements primarily with borrowings under our senior credit facility, proceeds from the issuance of debt and equity securities, equity contributions from our founding stockholders and cash provided by operations.

     Our net cash provided by operations was $56.1 million for the year ended December 31, 2000 compared to $8.5 million for the year ended December 31, 1999. The increase in cash provided by operations was due primarily to lower working capital requirements related to our slower growth and to the negotiation of more favorable payment terms with suppliers for the purchase of equipment during the year ended December 31, 2000 compared to the year ended December 31, 1999. Net cash used in investing activities was $150.3 million for the year ended December 31, 2000, primarily reflecting $138.3 million for purchases of rental equipment, $56.9 million for purchases of and improvements to property and equipment and net cash consideration of $21.0 million for the acquisition of businesses. Cash provided by financing activities was $156.7 million for the year ended December 31, 2000 and was primarily a result of net borrowings under our senior credit facility and the sale of perpetual convertible preferred stock.

     In March 2001, we entered into an amendment to our senior credit facility, the terms of which included a waiver with respect to certain financial covenants at December 31, 2000, a reduction in total commitments and an increase in pricing. The amendment also changed certain financial covenants based on our business plan for 2001. On the effective date of the amendment, the total commitments were reduced from $925.0 million to $850.0 million. Our senior credit facility now consists of a $400.0 million term loan due July 2006 and a $450.0 million revolving line of credit due July 2004, with quarterly caps on revolver availability of between $346.0 million and $404.0 million until delivery of financial statements for the fiscal quarter ending March 31, 2002. On December 31, 2001, we will be required to pay down the term loan by $53.7 million. These reductions will result in the write-off of approximately $3.6 million in deferred financing costs during the first quarter of 2001. The credit facility can be used to make capital expenditures, enter into standby letters of credit or for working capital and other general corporate purposes. Borrowings under the revolving line of credit bear interest at either the Fleet National Bank base rate plus a percentage ranging from 0.50% to 2.50% or, at our option, the

Eurodollar market rate plus a percentage ranging from 1.75% to 4.50%. The term loan bears interest at the base rate plus 2.00% to 2.50%, or at our option, the Eurodollar market rate plus 3.25% to 4.50%. The percentage over the Eurodollar market rate and base rate is based on our financial performance as measured by the senior funded debt ratio, our senior secured debt rating and the total funded debt ratio. On the effective date of the amendment, the percentage over the Eurodollar market rate and base rate for borrowings under our senior credit facility were 4.50% and 2.50%, respectively. Our senior credit facility is secured by a security interest in substantially all of our assets. Our senior credit facility also imposes, among other covenants, a tangible assets to senior debt covenant, a restriction on all of our retained earnings including the declaration and payment of cash dividends and a restriction on the ratio of total and senior funded debt to earnings before interest, income taxes, depreciation and amortization. Until December 31, 2001, we are also subject to a quarterly and cumulative limitation on our capital expenditures for rental and non-rental equipment and for growth activities, and a quarterly and cumulative required minimum earnings before interest, income taxes, depreciation and amortization. For 2001, we are also required to generate proceeds from the sale of used equipment and other asset sales in excess of our capital expenditures. In the event our financial performance in the future fails to meet certain covenants in the credit facility, it could have a material adverse affect on our business, financial condition, results of operations or prospects. On December 31, 2000, $339.2 million and $400.0 million of cash borrowings were outstanding under the revolving line of credit and term loan, respectively.

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

     During 2000, we added $139.9 million of new equipment to our rental equipment fleet using operating leases. These operating leases have terms expiring over the next seven years.

     Our short-term cash requirements for our existing operations consist primarily of capital expenditures to repair, maintain, modernize and expand our rental equipment inventory, working capital requirements and purchase of merchandise inventory and other operating activities. In addition, a substantial portion of our cash generated will be used to make scheduled debt and interest payments and to meet operating lease obligations. For more information about future minimum debt and lease payments, see Notes to Consolidated Financial Statements.

     We estimate that equipment expenditures over the next 12 months for our existing locations and for new store openings will be in the range of $25.0 to $35.0 million and proceeds from sales from used equipment will be in the range of $50.0 million to $80.0 million. Approximately two-thirds of the estimated capital expenditures is to replace existing rental equipment. We believe that we will be able to finance our short-term cash needs for equipment expenditures through cash generated from operations, borrowings under our credit facility and other third party financing. We estimate that such sources will be sufficient to fund the cash required for our existing operations for at least 12 months.

     During the fiscal year ended December 31, 2000, we opened 19 new locations in markets where we already had a presence (excluding our Lowe's locations described below). We estimate that the average aggregate capital costs associated with opening a new location is in the range of $2.0 million to $4.5 million. We expect to open two additional new locations in 2001. We believe that cash generated from operations and borrowings under our credit facility will be sufficient to fund these costs.

     During the fiscal year ended December 31, 2000, we opened ten NationsRent stores within Lowe's stores. We expect to have opened approximately 40 such stores within Lowe's stores by the end of 2001. We estimate that the average aggregate capital costs associated with opening a Lowe's location to be in the range of $0.3 million to $0.5 million. We believe cash generated from operations and borrowings under our senior credit facility will be sufficient to fund these costs.

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

IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

     In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", effective for fiscal years beginning after June 15, 1999. SFAS No. 133 requires companies to record derivatives on the balance sheet as assets and liabilities, measured at fair value. Gains and losses resulting from changes in the values of those derivatives would be accounted for as either components of earnings or accumulated other comprehensive income depending on the use of the derivative and whether it qualifies for hedge accounting. In June 1999, the FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging
Activities -- Deferral of the Effective Date of FASB Statement No. 133", which deferred the effective date of SFAS No. 133 to fiscal years beginning after June 15, 2000. In June 2000, the FASB issued SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities -- an Amendment of FASB Statement No. 133", which amends the accounting and reporting standards of Statement No. 133. We had three interest rate swaps outstanding at December 31, 2000. We will adopt SFAS Nos. 133 and 138 on January 1, 2001. The adoption of these new accounting standards will result in a pre-tax charge of approximately $2.3 million. The adoption will also impact assets and liabilities recorded on the balance sheet.

     In December 1999, the SEC issued Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition in Financial Statements." SAB 101 summarizes certain of the SEC's views in applying generally accepted accounting principles to revenue recognition in financial statements. We adopted SAB 101 during the fourth quarter of 2000. The adoption of SAB 101 did not have a material effect on our financial position or results of operations.

     In March 2000, the FASB issued Financial Interpretation No. 44 ("FIN 44"), "Accounting for Certain Transactions Involving Stock Compensation -- an Interpretation of APB No. 25." FIN 44 clarifies the application of APB 25 for certain issues including: (i) the definition of employee for purposes of applying APB 25, (ii) the criteria for determining whether a plan qualifies as a non-compensatory plan, (iii) the accounting consequence of various modifications to the terms of a previously fixed stock option or award, and (iv) the accounting for an exchange of stock compensation awards in a business combination. FIN 44 was effective July 1, 2000, except for the provisions that relate to modifications that directly or indirectly reduce the exercise price of an award and the definition of an employee, which were effective after December 15, 1998. The adoption of FIN 44 did not have a material impact on our financial position or results of operations.

FACTORS THAT MAY AFFECT FUTURE RESULTS

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

  WE HAVE SUBSTANTIAL INDEBTEDNESS AND OUR ABILITY TO GENERATE CASH IN ORDER TO SERVICE OUR INDEBTEDNESS DEPENDS ON MANY FACTORS BEYOND OUR CONTROL

     At December 31, 2000, we had total liabilities of $1,279.0 million and stockholders' equity of $441.0 million. Our significant leverage could have important consequences to us, including the following:

     - our ability to obtain financing in the future for capital expenditures, working capital, debt service requirements, opening new stores or other purposes may be limited;

     - a substantial portion of our cash flow from operations must be dedicated to the payment of principal of and interest on our indebtedness and other obligations;

     - limiting our flexibility in planning for, or reacting to changes in, our business, including competitive and pricing pressures;

     - limiting our ability to compete with other companies in our industry that are not as highly leveraged; and

     - making us more vulnerable to a default and the consequences (such as a bankruptcy or workout) in the event of a downturn in our business.

  THE RECENT RESTRUCTURING OF OUR BUSINESS MAY NOT IMPROVE OUR RESULTS OF OPERATIONS OR PROFITABILITY

     In the fourth quarter of 2000, in order to address the significant imbalance between our revenue, costs and rental fleet, we approved and began implementing a restructuring plan comprised of:

     - the sale of certain excess rental fleet, relating primarily to a portion of our heavy earthmoving equipment that has the highest unit cost, requires the most expensive support infrastructure and has the lowest return on investment;

     - abandonment of certain information system projects that were under development;

     - the elimination of jobs company-wide and the consolidation of various departments within our organization; and

     - the closure of certain rental and office locations.

     We cannot assure you that these actions are sufficient or timely enough to return us to profitability. In addition, our ability to implement our restructuring plan is dependent on factors beyond our control such as demand and pricing in the used equipment market. If we fail to achieve the expected cost savings or to generate the expected proceeds from used equipment sales, it could have a material adverse effect on our business, financial condition, results of operations or prospects.

     In order to implement our business plan and restructuring plan in 2001, we expect to be able to maintain and grow our revenue and return to profitability, while reducing rental fleet, eliminating personnel and closing and consolidating facilities and departments. There can be no assurance that our restructuring activities will be successful, nor can we assure you that our revenue and cash flows will not be adversely affected, which could have a material adverse effect on our business, financial condition, results of operations or prospects.

  OUR BUSINESS IS DEPENDENT ON CHANGES IN CONSTRUCTION AND INDUSTRIAL ACTIVITIES

     Our equipment is primarily used in construction and industrial activities. Accordingly, a downturn in such activities could lead to decreased demand or prices for our equipment, which could have a material adverse effect on our business, financial condition or results of operations. In addition, a principal component of our restructuring plan for 2001 is the sale of excess rental equipment. Pricing and demand in the used equipment market is dependent on the supply of used equipment, the pricing of new equipment and other economic conditions in the construction and industrial markets. We cannot assure you that we will be able to generate sufficient proceeds from sales of used equipment, which could have a material adverse effect on our business, financial condition and results of operations.

  WE MAY NOT BE ABLE TO EXECUTE OUR GROWTH STRATEGY

     A principal component of our growth strategy is to expand through the opening of new locations, including through our strategic alliance with Lowe's. We expect our growth strategy will affect short-term cash flow and net income as we increase our indebtedness and incur expenses to open new locations and expand our rental fleet. As a result, revenue and operating results may fluctuate. Our future growth will depend on a number of factors including our ability to:

     - identify suitable locations for new stores;

     - obtain sites for new locations on favorable terms;

     - promptly and successfully integrate newly opened locations with our existing operations;

     - expand our customer base; and

     - obtain financing to support expansion.

     We cannot assure you that we will successfully expand or that any expansion will result in profitability. The failure to effectively identify, evaluate and integrate newly opened locations could adversely affect our growth prospects. We also cannot assure success in entering new geographic markets, which may have different competitive conditions, seasonality and demographic characteristics than our current markets.

     As we expand through the opening of new locations, we expect to increase the number of our employees, the scope of our operating and financial systems and the geographic area of our operations. This growth will increase the complexity of operations and the level of responsibility for both existing and new management personnel. We may not be able to attract and retain qualified management and employees and our current operating and financial systems and controls may not be adequate to support our expected growth.

  OUR FUTURE GROWTH WILL DEPEND ON OBTAINING ADDITIONAL CAPITAL

     Our ability to remain competitive, sustain our growth and expand our operations largely depends on our access to capital. We must also make ongoing capital expenditures to maintain the condition of our rental fleet in order to remain competitive and provide our customers with high-quality equipment. Historically, we financed capital expenditures, acquisitions and new locations primarily through the issuance of equity securities, secured bank borrowings, financing from equipment suppliers, the issuance of senior subordinated notes and internally generated cash flow. As of March 15, 2001, we had senior credit facilities consisting of a $400.0 million term loan due July 2006 and a $450.0 million revolving line of credit due July 2004 of which $400.0 million and $311.4 million were outstanding under the term loan and the revolving line of credit, respectively. In addition, the term loan must be reduced by $53.7 million in December 2001 and the revolving line of credit imposes a further limitation on availability for each quarter in 2001. Our senior credit facilities also impose specific limitations on capital expenditures for rental equipment, non-rental expenditures and growth and require us to generate proceeds from sales of equipment and other assets in excess of capital expenditures for 2001. To continue to implement our growth strategy and meet our capital needs, we will be required to sell rental equipment and we may need to issue additional equity securities and incur additional indebtedness in the future. We cannot assure you that we will be able to generate sufficient proceeds from sales of used equipment or obtain additional capital, if and when required, on acceptable terms, or at all. If we cannot generate sufficient proceeds from sales of used equipment or obtain sufficient additional capital in the future, we will have to curtail growth or delay capital expenditures and may not be able to meet our capital needs, which would have a material adverse effect on our business, financial condition or results of operations.

  THE TERMS OF OUR EXISTING INDEBTEDNESS MAY RESTRICT OUR ACTIVITIES

     Our senior credit facilities contain a number of covenants that limit our ability to dispose of assets or merge, incur debt, pay dividends, create liens, make capital expenditures and make certain investments or acquisitions and otherwise restrict corporate activities. In addition, in order to obtain a waiver of certain financial covenants in our senior credit facilities, in March 2001 we amended our senior credit facilities to adjust certain financial covenant levels, to include new minimum requirements for quarterly and cumulative cash flows (as defined in such facilities) and to require certain mandatory prepayments. The indenture governing our 10 3/8% senior subordinated notes due 2008 also contains a number of restrictive covenants. As a result of these covenants, our ability to respond to changing business and economic conditions and to secure additional financing may be significantly restricted.

  THE EQUIPMENT RENTAL INDUSTRY IS HIGHLY COMPETITIVE

     Our competitors include large national companies, equipment manufacturers, regional corporations, smaller independent businesses and equipment vendors and dealers who both sell and rent equipment to customers. Some of our competitors have greater financial resources, are more geographically diverse and have greater name recognition than we have. We may encounter increased competition from existing competitors or new market entrants, such as equipment manufacturers, that may be significantly larger and have greater financial and marketing resources than we have. Competitors may compete not only for customers but also for acquisition candidates and new locations that could have the effect of increasing prices for acquisitions and limiting available expansion locations.

  WE HAVE A LIMITED OPERATING HISTORY

     We were formed in August 1997 and commenced operations in September 1997 with our acquisition of Sam's Equipment Rental, Inc. and Gabriel Trailer Manufacturing Company, Inc., considered our predecessor company. Accordingly, you can only evaluate us, our growth strategy and our prospects based upon our limited operating history. You must evaluate our company's prospects in light of the risks, expenses and difficulties frequently encountered by companies in the early stages of development. Some of the risks associated with our early stage of development include risks related to integrating businesses that we have acquired and new stores that we have opened. In order to integrate new businesses and stores into our operations, we are required to expend significant management and financial resources. There can be no assurance that we will be able to successfully integrate our new businesses and new stores into our operations or that our management techniques will continue to be effective in a larger organization. Although we have recently experienced growth in revenue, we cannot assure you that this growth can or will be sustained or that our strategy of building a network of nationally branded equipment rental locations will lead to continued growth in revenue.

  WE MAY NOT BE ABLE TO RECOVER THE START-UP COSTS OF OUR STRATEGIC ALLIANCE WITH LOWE'S

     Our strategic alliance with Lowe's has and will require us to accelerate investments in systems, training, branch support and other store start-up costs. We cannot assure you that the strategic alliance with Lowe's will be successful or that we will recover these start-up costs. If our rental stores located in Lowe's stores do not generate sufficient revenue and net income or if Lowe's does not permit us to open our rental centers in quantities or locations that are desirable to us, we may not recover our start-up costs and we may not grow as quickly as expected, which could have a material adverse effect on our business, financial condition or results of operations. In addition, the limitations on capital expenditures for growth in our senior credit facilities may restrict our ability to fulfill our commitment under the Lowe's strategic alliance agreement, which could have a material adverse effect on our business, financial condition or results of operations.

  OUR REVENUE AND OPERATING RESULTS ARE LIKELY TO CONTINUE TO FLUCTUATE

     Our revenue and operating results have varied from quarter to quarter and we expect that they will continue to fluctuate in the future due to:

     - general economic conditions in our markets;

     - adverse weather conditions;

     - the timing and cost of opening new locations;

     - the effectiveness of integrating acquired businesses and new locations;

     - the timing of fleet expansion capital expenditures;

     - the realization of targeted equipment utilization rates;

     - seasonal rental and purchasing patterns of our customers; and

     - price changes in response to competitive factors.

     We will incur various costs in establishing or integrating newly acquired and opened locations, and the profitability of a new location is generally expected to be lower in the initial period of its operation.

  WE MUST COMPLY WITH VARIOUS SAFETY AND ENVIRONMENTAL REGULATIONS THAT MAY INCREASE EXPENSES AND LIABILITIES

     We are subject to federal, state and local laws and regulations governing occupational health and safety and environmental protection. Under these laws, an owner or operator of real estate may be liable for the costs of removal or remediation of hazardous substances located on such property. These laws often impose liability without regard to whether the owner or operator knew of, or was responsible for, the presence of such hazardous substances. Some of our existing and former locations use and have used such substances and currently generate or have generated or disposed of wastes, which are or may be considered hazardous or otherwise are subject to applicable environmental requirements. We use hazardous materials such as solvents to clean and maintain our rental fleets. We also generate and dispose of waste such as used motor oil, radiator fluid and solvents, and we may be liable under various federal, state and local laws for environmental contamination at facilities where our waste is or has been disposed. In addition, we dispense petroleum products from underground and above-ground storage tanks located at certain rental locations that we own or operate. We incur ongoing expenses associated with the removal of older underground storage tanks and other activities in order to comply with environmental laws and we also perform remediation at certain of our locations. We cannot assure you that environmental and safety requirements will not become more stringent or be interpreted and applied more stringently in the future, or that we will not indemnify other parties for adverse environmental conditions that are currently known to us. Such future changes or interpretations, or the indemnification for such adverse environmental conditions, could result in additional environmental compliance or remediation costs not currently anticipated by us, which could have a material adverse effect on our business, financial condition or results of operations.

  WE MAY INCUR UNANTICIPATED LIABILITIES ASSOCIATED WITH ACQUISITIONS

     There may be liabilities that we failed or were unable to discover in the course of performing due diligence investigations on each business we have acquired. These liabilities could include those arising from employee benefits contribution obligations of a prior owner or non-compliance with applicable federal, state or local environmental requirements by prior owners for which a successor owner may be responsible. We tried to minimize these risks by conducting such due diligence, including employee benefit and environmental reviews, as we deemed appropriate under the circumstances. However, we cannot assure you that we have identified all existing or potential risks, or that indemnification obtained from a seller, if any, will be enforceable, collectible or sufficient in amounts, scope or duration to fully offset the possible liabilities associated with the business acquired. Any of these liabilities, individually or in the aggregate, could have a material adverse effect on our business, financial condition or results of operations.

  SOME OF OUR LIABILITIES MAY NOT BE COVERED BY INSURANCE

     Our business exposes us to possible claims for personal injury or death resulting from the use of equipment we rent or sell and from injuries caused in motor vehicle accidents in which delivery or service personnel are involved. We carry comprehensive insurance subject to a deductible. We cannot assure that existing or future claims will not exceed the level of our insurance, or that our insurance will continue to be available on economically reasonable terms, if at all.

  OUR OPERATIONS ARE DEPENDENT ON INFORMATION SYSTEMS

     Our ability to monitor and control our operations depends to a large extent on the proper functioning of our information systems. Any disruption in these systems or the failure of these systems to operate as expected could, depending on the magnitude or duration of the problem, materially adversely affect our business, financial condition or results of operations.

  OUR EXECUTIVE OFFICERS AND DIRECTORS HAVE A CONTROLLING INTEREST IN OUR
  COMPANY

     As of March 20, 2001, our executive officers and directors beneficially owned approximately 26.0% of our common stock. In addition, as of March 20, 2001: (a) H. Family Investments, Inc., a Florida corporation controlled by H. Wayne Huizenga, Jr., Mr. Huizenga's son, owned approximately 21.0% of our outstanding common stock; (b) Investcorp, S.A., an entity affiliated with our directors Christopher J. O'Brien and Sean P. Madden, beneficially owned approximately 26.0% of our common stock, which includes 100,000 shares of our Series A Preferred Stock which are convertible into approximately 14,285,714 shares of common stock and 20,000 shares of our Series B Preferred Stock which are convertible into approximately 4,444,444 shares of common stock; (c) DB Capital Investors, L.P., an entity affiliated with our director Robert G. Sharp, beneficially owned approximately 14.0% of our common stock, which includes 40,000 shares of our Series B Preferred Stock which are convertible into approximately 8,888,888 shares of common stock; and (d) J.P. Morgan Capital Corporation and its affiliate, Sixty Wall Street Fund, L.P., entities affiliated with our director Simon C. Moore, beneficially owned approximately 14.0% of our common stock, which includes 40,000 shares of our Series B Preferred Stock which are convertible into approximately 8,888,888 shares of common stock. As a result, our executive officers and directors together with H. Family Investments, Inc., Investcorp S.A., DB Capital Investors, L.P. and J.P. Morgan Capital Corporation, are able to exercise controlling influence over the outcome of matters submitted to our stockholders for approval, including the election of directors.

  THE VALUE OF YOUR COMMON STOCK MAY BE DILUTED DUE TO FUTURE STOCK ISSUANCES

     You may experience dilution as a result of shares of common stock which may be issued in connection with future capital raising transactions and business acquisitions and as a result of the issuance and exercise of stock options or conversion of convertible securities.

  THE PRICE OF OUR COMMON STOCK IS SUBJECT TO VOLATILITY

     The market price of the common stock could be subject to significant fluctuations due to variation in our operating results, changes in earnings estimates by investment analysts, the success or failure of our growth strategy, and changes in business or regulatory conditions affecting us. In addition, the stock market has from time to time experienced extreme price fluctuations which have often been unrelated to the operating performance of the affected companies. Such fluctuations could materially adversely affect the market price of our common stock. In addition, our common stock trades on the New York Stock Exchange, which has certain compliance requirements for continued listing. If the price per share of our common stock closes at under $1.00 for 30 consecutive trading days or our market capitalization is less than $50.0 million, our shares of common stock may be subject to delisting. Although we may be eligible for listing on another exchange or over-the-counter market, it may be more difficult and expensive to purchase and sell shares of our common stock and it may be more difficult for us to raise capital in the future.

  WE ARE RESTRICTED IN OUR ABILITY TO PAY DIVIDENDS

     Our senior credit facilities and the indenture governing our 10 3/8% senior subordinated notes due 2008 restrict us from paying dividends on our common stock. We do not expect to pay dividends on our common stock in the foreseeable future.

  SHARES ELIGIBLE FOR FUTURE SALE MAY ADVERSELY AFFECT MARKET PRICES OF OUR COMMON STOCK

     As of March 20, 2001, we had the following shares of capital stock outstanding: 57,354,326 shares of common stock; 100,000 shares of Series A Preferred Stock (which are convertible into 14,285,714 shares of common stock); 100,000 shares of Series B Preferred Stock (which are convertible into 22,222,222 shares of common stock); and 1,070,200 shares of common stock held in treasury. We have registered under the Securities Act pursuant to separate registration statements (1) 52,574,088 shares of common stock which includes 9,300,868 shares of common stock issuable upon the conversion of promissory notes or upon the exercise of warrants, and (2) approximately 11,300,000 shares of common stock reserved for issuance pursuant to options granted and which may be granted to our employees. We have granted registration rights with respect to 36,507,936 shares of common stock issuable upon conversion of the 100,000 shares of Series A Preferred Stock and the 100,000 shares of Series B Preferred Stock outstanding. In addition, we have approximately $100.0 million of subordinated promissory notes which are convertible into common stock of the Company at various conversion prices, including approximately $20.0 million which are convertible at the option of the Company at current market prices. We may issue additional shares of common stock and securities convertible into common stock in connection with acquisitions, capital raising transactions or otherwise for which we may grant registration rights. We cannot make any predictions as to the effect, if any, that market sales of shares of our common stock or the availability of the shares of common stock for sale will have on the market price for shares of our common stock prevailing from time to time. Sales of substantial amounts of shares of our common stock in the public market could adversely affect the market price of the common stock and could impair our ability to raise capital through an offering of equity securities.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Our exposure to market risk is limited primarily to the fluctuating interest rates associated with our variable rate indebtedness. Our variable interest rates are subject to interest rate changes in the United States and the Eurodollar market. At December 31, 2000, we had $786.7 million of variable rate indebtedness, representing approximately 70.4% of our total debt outstanding, at an average interest rate of 9.85%. In January 2000, we entered into a two-year modified interest rate swap contract to hedge the impact of interest rate fluctuations on certain variable rate debt. In September 2000, we entered into two additional two-year modified interest rate swap contracts. We do not hold or issue derivative financial instruments for trading or speculative purposes. The January 2000 interest rate swap fixes the Eurodollar interest rate at 6.80% on $165.0 million of variable rate debt through January 30, 2002. The September 2000 interest rate swaps fix the Eurodollar interest rate at 6.5915% and 6.582% each on $15.0 million of variable rate debt, respectively, through October 3, 2002. The interest differential is paid or received on a monthly basis and recognized as a component of interest expense. The counterparties to the swaps are major financial institutions and management believes that the risk of incurring credit losses is remote.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                              PAGE
                                                              ----
Report of Independent Certified Public Accountants..........    27
Consolidated Balance Sheets at December 31, 2000 and 1999...    28
Consolidated Statements of Operations for the years ended
  December 31, 2000, 1999 and 1998..........................    29
Consolidated Statement of Stockholders' Equity..............    30
Consolidated Statements of Cash Flows for the years ended
  December 31, 2000, 1999 and 1998..........................    31
Notes to Consolidated Financial Statements..................    32
Schedule II -- Valuation and Qualifying Accounts............    51

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To NationsRent, Inc.:

     We have audited the accompanying consolidated balance sheets of NationsRent, Inc. (a Delaware corporation) and subsidiaries as of December 31, 2000 and 1999, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2000. These financial statements and the schedule referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of NationsRent, Inc. and subsidiaries as of December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States.

     Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule listed in the index to consolidated financial statements is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

ARTHUR ANDERSEN LLP

Fort Lauderdale, Florida,
  March 15, 2001.

                               NATIONSRENT, INC.

                          CONSOLIDATED BALANCE SHEETS
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                    DECEMBER 31,
                                                              ------------------------
                                                                 2000          1999
                                                              ----------    ----------
                                        ASSETS
Cash and cash equivalents...................................  $   67,813    $    5,290
Accounts receivable, net of allowance for doubtful accounts
  of $13,746 and $7,605 at December 31, 2000 and 1999,
  respectively..............................................     129,389       124,207
Inventories.................................................      33,438        39,556
Prepaid expenses and other assets...........................      20,623        24,288
Deferred financing costs, net...............................      17,221        14,719
Rental equipment, net.......................................     526,958       574,846
Property and equipment, net.................................     103,977        68,394
Assets held for sale........................................      35,638         6,606
Intangible assets related to acquired businesses, net.......     784,939       701,488
                                                              ----------    ----------
          Total Assets......................................  $1,719,996    $1,559,394
                                                              ==========    ==========

                         LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
  Accounts payable..........................................  $   84,069    $   72,727
  Accrued compensation and related taxes....................       4,466         5,039
  Accrued expenses and other liabilities....................      61,854        36,235
  Debt......................................................   1,117,026       989,428
  Income taxes payable......................................         100           777
  Deferred income taxes, net................................      11,510        41,801
                                                              ----------    ----------
          Total liabilities.................................   1,279,025     1,146,007
                                                              ----------    ----------
Commitments and Contingencies (Note 15)
Stockholders' Equity:
  Preferred stock -- $0.01 par value, 5,000,000 shares
     authorized:
     Series A convertible, $100,000 liquidation preference,
      100,000 shares issued and outstanding at December 31,
      2000 and 1999, respectively. .........................           1             1
     Series B convertible, $100,000 liquidation preference,
      100,000 shares issued and outstanding at December 31,
      2000. ................................................           1            --
  Common stock -- $0.01 par value, 250,000,000 shares
     authorized, 57,505,481 and 56,844,414 shares issued and
     outstanding at December 31, 2000 and 1999,
     respectively...........................................         584           568
     Additional paid-in capital.............................     471,172       367,240
     Retained earnings (deficit)............................     (28,112)       45,578
     Treasury stock, at cost, 919,000 shares................      (2,675)           --
                                                              ----------    ----------
          Total stockholders' equity........................     440,971       413,387
                                                              ----------    ----------
          Total Liabilities and Stockholders' Equity........  $1,719,996    $1,559,394
                                                              ==========    ==========

          The accompanying notes to consolidated financial statements are an integral part of these statements.

                               NATIONSRENT, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                          YEAR ENDED
                                                                         DECEMBER 31,
                                                              ----------------------------------
                                                                2000        1999        1998
                                                              --------    --------   -----------
Revenue:
  Equipment rentals.........................................  $546,434    $415,629    $150,668
  Sales of equipment, merchandise, service, parts and
     supplies...............................................   122,614     142,792      85,730
                                                              --------    --------    --------
          Total revenue.....................................   669,048     558,421     236,398
                                                              --------    --------    --------
Cost of revenue:
  Cost of equipment rentals.................................   207,466     127,049      49,866
  Rental equipment depreciation and lease expense...........   136,100      87,358      30,681
  Cost of sales of equipment, merchandise, service, parts
     and supplies...........................................    94,187      94,594      61,455
                                                              --------    --------    --------
          Total cost of revenue.............................   437,753     309,001     142,002
                                                              --------    --------    --------
Gross profit................................................   231,295     249,420      94,396

Operating expenses:
  Selling, general and administrative expenses..............   130,189     101,873      44,411
  Restructuring charge......................................    72,005          --          --
  Expenses related to abandoned merger, net.................        --       3,932          --
  Non-rental equipment depreciation and amortization........    27,810      22,136       7,266
                                                              --------    --------    --------
Operating income............................................     1,291     121,479      42,719
                                                              --------    --------    --------
Other (income)/expense:
  Interest expense..........................................    99,393      69,479      21,063
  Interest income...........................................      (108)       (251)       (205)
  Other, net................................................       548      (2,320)       (401)
                                                              --------    --------    --------
                                                                99,833      66,908      20,457
                                                              --------    --------    --------
Income (loss) before provision (benefit) for income taxes...   (98,542)     54,571      22,262
  Provision (benefit) for income taxes......................   (24,852)     22,648       9,608
                                                              --------    --------    --------
Net income (loss)...........................................  $(73,690)   $ 31,923    $ 12,654
                                                              ========    ========    ========
Net income (loss) per share:
  Basic.....................................................  $  (1.27)   $   0.57    $   0.37
                                                              ========    ========    ========
  Diluted...................................................  $  (1.27)   $   0.49    $   0.37
                                                              ========    ========    ========
Weighted average common shares outstanding:
  Basic.....................................................    58,165      56,137      33,999
                                                              ========    ========    ========
  Diluted...................................................    58,165      71,826      38,545
                                                              ========    ========    ========

          The accompanying notes to consolidated financial statements are an integral part of these statements.

                               NATIONSRENT, INC.

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                                      COMMON STOCK
                                PREFERRED STOCK        COMMON STOCK                                    IN TREASURY
                               ------------------   -------------------                            -------------------
                                NUMBER                                    ADDITIONAL   RETAINED     NUMBER
                                  OF                NUMBER OF              PAID-IN     EARNINGS       OF
                                SHARES     AMOUNT     SHARES     AMOUNT    CAPITAL     (DEFICIT)    SHARES     AMOUNT     TOTAL
                               ---------   ------   ----------   ------   ----------   ---------   ---------   -------   --------
Balance, December 31, 1997...         --     $--    25,000,000    $250     $ 24,750    $  1,001          --    $    --   $ 26,001
Additional capital
  contributions of the
  Company's founders.........         --      --            --      --       23,400          --          --         --     23,400
Proceeds from sale of common
  stock in a private
  placement..................         --      --     5,118,694      51       27,549          --          --         --     27,600
Proceeds from sale of common
  stock, less issuance cost
  of $9,605..................         --      --    13,000,000     130       94,265          --          --         --     94,395
Issuance of common stock,
  options and warrants in
  connection with
  acquisitions...............         --      --     5,542,812      55       48,125          --          --         --     48,180
Conversion of unsecured
  subordinated convertible
  promissory notes...........         --      --     6,956,517      70       49,930          --          --         --     50,000
Net income...................         --      --            --      --           --      12,654          --         --     12,654
                                 -------      --    ----------    ----     --------    --------    --------    -------   --------
Balance, December 31, 1998...         --      --    55,618,023     556      268,019      13,655          --         --    282,230
Proceeds from sale of Series
  A preferred stock, less
  issuance cost of $8,927....    100,000       1            --      --       91,072          --          --         --     91,073
Issuance of common stock in
  connection with
  acquisitions...............         --      --       485,559       5        3,586          --          --         --      3,591
Conversion of unsecured
  subordinated convertible
  promissory notes...........         --      --       740,832       7        4,563          --          --         --      4,570
Net income...................         --      --            --      --           --      31,923          --         --     31,923
                                 -------      --    ----------    ----     --------    --------    --------    -------   --------
Balance, December 31,
  1999.......................    100,000       1    56,844,414     568      367,240      45,578          --         --    413,387
Issuance of common stock in
  connection with
  acquisitions...............         --      --     1,728,742      17        9,983          --          --         --     10,000
Retirement of common stock...         --      --      (285,067)     (3)      (1,367)         --          --         --     (1,370)
Purchase of treasury stock...         --      --            --      --           --          --    (919,000)    (2,675)    (2,675)
Options exercised............         --      --       136,392       2           36          --          --         --         38
Proceeds from sale of Series B
  preferred stock, less
  issuance cost of $4,719.....   100,000       1            --      --       95,280          --          --         --     95,281
Net loss......................        --      --            --      --           --     (73,690)         --         --    (73,690)
                                 -------      --    ----------    ----     --------    --------    --------    -------   --------
Balance, December 31, 2000....   200,000      $2    58,424,481    $584     $471,172    $(28,112)   (919,000)   $(2,675)  $440,971
                                 =======      ==    ==========    ====     ========    ========    ========    =======   ========

          The accompanying notes to consolidated financial statements are an integral part of this statement.

                               NATIONSRENT, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                        YEAR ENDED
                                                                       DECEMBER 31,
                                                              ------------------------------
                                                                2000       1999       1998
                                                              --------   --------   --------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)...........................................  $(73,690)  $ 31,923   $ 12,654
Adjustments to reconcile net income (loss) to net cash
  provided by operating activities:
  Depreciation and amortization.............................   104,472     70,842     32,180
  Provision for allowance for doubtful accounts.............    13,162      3,698      1,436
  Non-cash restructuring charge.............................    66,103         --         --
  Gain on sale of non-rental equipment......................        --       (186)        --
  Gain on sale of rental equipment..........................   (20,779)   (25,041)    (9,530)
  Gain on sale of lift truck dealership.....................        --     (1,818)        --
  Deferred income tax provision (benefit)...................   (24,952)    20,653      6,709
  Changes in operating assets and liabilities:
    Accounts receivable.....................................   (17,451)   (44,382)   (18,921)
    Inventories.............................................     1,769     (7,667)      (342)
    Prepaid expenses and other assets.......................     4,033    (12,780)    (8,312)
    Accounts payable........................................    10,618     (1,784)    43,412
    Accrued expenses and other liabilities..................    (6,576)   (23,628)       719
    Income taxes payable....................................      (603)    (1,326)       453
                                                              --------   --------   --------
    Net cash provided by operating activities...............    56,106      8,504     60,458
                                                              --------   --------   --------
CASH FLOWS FROM INVESTING ACTIVITIES, NET OF ACQUISITIONS:
  Acquisitions of businesses, net of cash acquired..........   (21,012)  (151,765)  (345,845)
  Proceeds from sale of lift truck dealership...............     6,657     23,315         --
  Purchases of rental equipment.............................  (138,336)  (192,215)  (111,318)
  Payment of contingent acquisition consideration...........   (11,750)      (500)        --
  Purchases of property and equipment.......................   (56,862)   (39,743)   (15,305)
  Proceeds from sale of rental equipment....................    73,216     71,774     36,602
  Investment in affiliate...................................    (2,214)        --         --
  Proceeds from sale of non-rental equipment................        --      1,000         --
                                                              --------   --------   --------
    Net cash used in investing activities...................  (150,301)  (288,134)  (435,866)
                                                              --------   --------   --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of common stock....................        --         --    121,995
  Capital contributions.....................................        --         --     23,400
  Proceeds from debt........................................   441,740    867,076    902,472
  Proceeds from issuance of preferred stock, net............    95,281     91,073         --
  Proceeds from stock options exercised.....................        38         --         --
  Payment of deferred financing costs.......................    (4,843)    (7,930)    (9,172)
  Repayments of debt........................................  (372,823)  (675,896)  (654,183)
  Purchase of treasury stock................................    (2,675)        --         --
                                                              --------   --------   --------
    Net cash provided by financing activities...............   156,718    274,323    384,512
                                                              --------   --------   --------
Net increase/(decrease) in cash and cash equivalents........    62,523     (5,307)     9,104
Cash and cash equivalents, beginning of year................     5,290     10,597      1,493
                                                              --------   --------   --------
Cash and cash equivalents, end of year......................  $ 67,813   $  5,290   $ 10,597
                                                              ========   ========   ========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
    Cash paid for interest..................................  $ 95,923   $ 75,241   $ 13,737
                                                              ========   ========   ========
    Cash paid for income taxes..............................  $    780   $  3,342   $  3,033
                                                              ========   ========   ========
SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING
  ACTIVITIES:
  The Company acquired the net assets and assumed certain
    liabilities of certain businesses as follows:
    Total assets acquired, net of cash acquired.............  $ 37,961   $271,620   $875,711
    Total liabilities assumed...............................   (12,274)   (81,485)  (331,996)
    Amounts paid through the issuance of debt and future
     contractual payments...................................    (4,675)   (35,387)  (149,690)
    Amounts paid through the issuance of common stock,
     options and warrants...................................        --     (2,983)   (48,180)
                                                              --------   --------   --------
    Net cash paid...........................................  $ 21,012   $151,765   $345,845
                                                              ========   ========   ========
  Fixed assets acquired under financial obligations.........  $ 42,893   $ 29,179   $  9,046
                                                              ========   ========   ========

          The accompanying notes to consolidated financial statements are an integral part of these statements.

                               NATIONSRENT, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               DECEMBER 31, 2000

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

     The Company operates in one industry segment consisting of the rental and sales of equipment and related merchandise and parts. The Company's operations are managed as one segment, or strategic unit, because it offers similar products and services in similar markets and the factors determining strategic decisions are comparable for all products and services.

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

CASH EQUIVALENTS

     The Company considers all highly liquid instruments with a maturity of three months or less when purchased to be cash equivalents. The Company had $43,827,000 and $0 cash equivalents at December 31, 2000 and 1999, respectively.

USE OF ESTIMATES

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. Significant estimates include the service lives and residual value of rental equipment, the accruals related to the Company's restructuring plan, the allowance for doubtful accounts, the valuation allowance related to the Company's deferred tax assets, the allocation of purchase price of acquired businesses and the life of intangible assets related to the acquired businesses.

INVENTORIES

     Inventories, which consist of equipment, tools, parts and related merchandise supply items, are stated at the lower of cost or market. Cost is determined using the first-in, first-out method. Provision is made to reduce excess or obsolete inventories to their estimated net realizable value.

DEFERRED FINANCING COSTS

     Costs relating to borrowings are deferred and amortized to interest expense using the effective interest method over the terms of the related borrowings. As of December 31, 2000 and 1999, deferred financing costs of $17,221,000 and $14,719,000 were recorded, net of accumulated amortization of $4,724,000 and $2,428,000. The amortization of deferred financing and debt issuance costs was $2,296,000, $1,977,000 and $451,000 for the years ended December 31, 2000, 1999 and 1998, respectively.

                               NATIONSRENT, INC.

RENTAL EQUIPMENT

     Rental equipment purchased by the Company is recorded at cost and depreciated over its estimated service life using the straight-line method. The range of service lives estimated by management for rental equipment is 18 to 120 months. Rental equipment is depreciated to a residual value ranging from zero to 79% of cost. Accumulated depreciation on rental equipment was $104,000,000 and $63,986,000 at December 31, 2000 and 1999, respectively. Depreciation expense of rental equipment was $74,144,000, $46,713,000 and $24,463,000 for the years ended December 31, 2000, 1999 and 1998, respectively. Ordinary maintenance and repair costs are charged to operations as incurred. Expenditures that extend the useful life or increase the capacity, efficiency or safety of rental equipment are capitalized.

PROPERTY AND EQUIPMENT

     Property and equipment purchased in the ordinary course of business by the Company is recorded at cost. Property and equipment obtained through the acquisition of a business is recorded at the estimated fair market value at the time of acquisition. Depreciation and amortization are recorded on a straight-line basis over the following estimated useful lives:

Buildings and improvements......................    10-39 years, not to exceed lease term
Furniture, fixtures and office equipment........                  3-7 years
Vehicles, delivery and shop equipment...........                 5-10 years

     Depreciation expense of property and equipment was $7,405,000, $6,894,000 and $2,109,000 for the years ended December 31, 2000, 1999 and 1998, respectively. Ordinary maintenance and repair costs are charged to expense as incurred.

LONG-LIVED ASSETS

     The carrying value and estimated lives of long-lived assets are reviewed if the facts and circumstances suggest that the carrying value may be impaired or the useful lives may require revision. If this review indicates that the carrying value of long-lived assets will not be recoverable, as determined based on the undiscounted cash flows of the long-lived assets over the remaining amortization period, the Company's carrying value of the long-lived assets will be reduced by the amount by which carrying value exceeds fair value.

CAPITALIZED INTEREST

     Interest cost incurred on capital expenditures for assets constructed by the Company is capitalized and included in the cost of such assets. Total interest cost incurred by the Company was $101,427,000, $70,412,000 and $21,146,000 for the years ended December 31, 2000, 1999 and 1998, respectively. Total interest capitalized was $2,034,000, $933,000 and $83,000 for the years ended December 31, 2000, 1999 and 1998, respectively.

INTANGIBLE ASSETS RELATED TO ACQUIRED BUSINESSES

     Intangible assets are recorded at cost and are amortized using the straight-line method over their estimated useful lives of five years for covenants not to compete and 40 years for goodwill. The accumulated amortization of intangible assets was $40,927,000, $20,579,000 and $5,337,000 at December 31,
2000, 1999 and 1998, respectively. Amortization expense of intangible assets was $20,348,000, $15,242,000 and $5,157,000 for the years ended December 31, 2000,
1999 and 1998, respectively.

     The Company continually evaluates whether events and changes in circumstances warrant revised estimates of useful lives or recognition of an impairment loss of unamortized goodwill. The conditions that

                               NATIONSRENT, INC.

would trigger an impairment assessment of unamortized goodwill include a significant negative trend in the Company's operating results or cash flows, a decrease in demand for the Company's services, change in the competitive environment and other industry and economic factors. The Company measures impairment of unamortized goodwill utilizing the undiscounted cash flow method. The estimated cash flow is then compared to the Company's intangible assets related to acquired businesses; if the intangible assets related to acquired businesses exceeds the cash flows, the excess of the unamortized intangible assets related to acquired businesses is written off. As of December 31, 2000, the Company determined that there has been no impairment of intangible assets related to acquired businesses.

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

REVENUE RECOGNITION

     Rental revenue is recognized on a straight-line basis as earned during the rental contract period. Equipment rentals in the consolidated statements of income includes revenue earned on equipment rentals, rental equipment delivery and pick-up fees and fuel sales. Revenue from the sales of equipment, parts and supplies and retail merchandise is recognized at the time of delivery to, or pick-up by, the customer. When used rental equipment is sold, the related cost and accumulated depreciation are removed from the respective accounts. Proceeds from the sale and the related book value of the equipment sold are reported as revenue from sales of equipment, merchandise, service, parts and supplies and cost of sales of equipment, merchandise, service, parts and supplies, respectively, in the consolidated statements of operations.

ADVERTISING

     Advertising costs are charged to expense as incurred. The Company incurred advertising costs of $9,824,000, $15,319,000 and $2,339,000 for the years ended December 31, 2000, 1999 and 1998, respectively.

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

                               NATIONSRENT, INC.

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

STOCK-BASED COMPENSATION

     The Company accounts for stock compensation arrangements in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," ("APB No. 25") and related interpretations and accordingly, recognizes no compensation expense for the stock compensation arrangements since the stock options are granted at exercise prices at or greater than the fair market value of the shares at the date of grant.

RECLASSIFICATIONS

     Certain prior year amounts have been reclassified to conform to the current year presentation.

IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

     In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", effective for fiscal years beginning after June 15, 1999. SFAS No. 133 requires companies to record derivatives on the balance sheet as assets and liabilities, measured at fair value. Gains and losses resulting from changes in the values of those derivatives would be accounted for as either components of earnings or accumulated other comprehensive income depending on the use of the derivative and whether it qualifies for hedge accounting. In June 1999, the FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging
Activities -- Deferral of the Effective Date of FASB Statement No. 133", which deferred the effective date of SFAS No. 133 to fiscal years beginning after June 15, 2000. In June 2000, the FASB issued SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities -- an Amendment of FASB Statement No. 133", which amends the accounting and reporting standards of Statement No. 133. The Company had three interest rate swaps outstanding at December 31, 2000 (See Note 6). The Company will adopt SFAS Nos. 133 and 138 on January 1, 2001. The adoption of these new accounting standards will result in a pre-tax charge of approximately $2.3 million. The adoption will also impact assets and liabilities recorded on the consolidated balance sheet.

     In December 1999, the SEC issued Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition in Financial Statements." SAB 101 summarizes certain of the SEC's views in applying generally accepted accounting principles to revenue recognition in financial statements. The Company adopted SAB 101 during the fourth quarter of 2000. The adoption of SAB 101 did not have a material effect on the Company's financial position or results of operations.

     In March 2000, the FASB issued Financial Interpretation No. 44 ("FIN 44"), "Accounting for Certain Transactions Involving Stock Compensation -- an Interpretation of APB No. 25." FIN 44 clarifies the application of APB 25 for certain issues including: (i) the definition of employee for purposes of applying APB 25, (ii) the criteria for determining whether a plan qualifies as a non-compensatory plan, (iii) the accounting consequence of various modifications to the terms of a previously fixed stock option or award, and (iv) the accounting for an exchange of stock compensation awards in a business combination. FIN 44 was effective July 1, 2000, except for the provisions that relate to modifications that directly or indirectly reduce

                               NATIONSRENT, INC.

the exercise price of an award and the definition of an employee, which were effective after December 15, 1998. The adoption of FIN 44 did not have a material impact on the Company's financial position or results of operations.

2.  CHANGE IN DEPRECIATION ESTIMATE

     Effective as of July 1, 2000, the Company revised the estimated service lives and residual values for certain of its rental assets to better allocate depreciation expense over the time that such assets are in its rental fleet. This change decreased the estimated service lives and increased the residual values for certain rental assets. The change in estimate resulted in a decrease in rental equipment depreciation expense of approximately $9,800,000 and a decrease in net loss of approximately $6,000,000 or $0.10 per diluted share for the twelve months ended December 31, 2000.

3.  RESTRUCTURING CHARGE

     During the fourth quarter of 2000, the Company's management approved a plan to restructure certain of its operations. The restructuring plan is comprised of the following major components: (i) the sale of excess rental equipment, which primarily relates to a portion of the Company's heavy earthmoving equipment that has the highest unit cost, requires the most expensive support infrastructure and has the lowest return on investment, (ii) the abandonment of certain information system projects that were under development, (iii) the elimination of jobs company-wide and the consolidation of various departments within the Company's organization, and (iv) the closure of certain rental and office locations. These restructuring activities resulted in pre-tax charges of approximately $72,005,000. The components of the restructuring charge, along with the 2000 activity related to the charge, are presented in the following table. Substantially all of the 2000 activity, other than employee termination severance costs, were non-cash charges.

                                                                                           RESERVE
                                                                                          BALANCE AT
                                                              RESTRUCTURING     2000     DECEMBER 31,
                                                                 CHARGE       ACTIVITY       2000
                                                              -------------   --------   ------------
                                                                          (IN THOUSANDS)
Rental fleet disposition....................................     $42,693      $ 6,202      $36,491
Information systems abandonment.............................      11,530       10,630          900
Employee termination severance costs........................      10,156        3,520        6,636
Facility closures...........................................       7,626        5,863        1,763
                                                                 -------      -------      -------
                                                                 $72,005      $26,215      $45,790
                                                                 =======      =======      =======

     The accrual for rental fleet disposition represents estimated losses on assets held for sale at December 31, 2000 and includes approximately $9,285,000 of losses related to the sale of leased rental equipment. As of December 31, 2000, the Company sold approximately 18% of the $142,000,000 of original cost of the rental equipment that has been identified for sale under the restructuring plan. The Company plans to sell the remaining rental equipment by mid-2001 through sales to independent third parties through auctions, brokers and retail sales. Although the Company is aggressively marketing these assets held for sale, the ultimate disposition of these assets could extend beyond mid-2001. The owned rental fleet to be disposed of and related reserve is classified as assets held for sale in the accompanying consolidated balance sheet at December 31, 2000.

     The charge for the abandonment of information systems is primarily for the write-off of information system projects under development that were abandoned in the fourth quarter of 2000. The remaining accrual is for payments related to certain of the abandoned software which will be paid through 2001.

     The restructuring plan includes the termination and payment of related severance benefits under the Company's existing severance plan and agreements for approximately 510 employees, of which 240 had been

                               NATIONSRENT, INC.

terminated as of December 31, 2000. The remaining terminations and payments are to be made through the third quarter of 2001.

     Eighteen of the Company's facilities, primarily rental locations, were identified for closure under the restructuring plan of which 10 had been closed as of December 31, 2000. The exit costs associated with these facility closures consist primarily of future lease commitments, after considering estimated sublease opportunities, and the write-off of capital improvements made to such facilities. The Company anticipates that the remaining closures will be completed by mid-2001. Lease payments for the facility closures extend into 2009. Although the Company intends to aggressively market these locations for subleases on acceptable terms, the ultimate time required to obtain acceptable subleases may extend beyond the Company's estimates. The Company has other rental locations in the geographic markets where the facility closures are taking place. Management believes that revenue and results of operations related to the closed locations will be retained by these other rental locations in the same geographic markets.

4.  ACQUISITIONS

     During 2000, the Company acquired four equipment rental businesses. The aggregate consideration for these businesses was $25,825,000 and consisted of
(i) $21,150,000 of cash, (ii) $3,475,000 of convertible subordinated debt and
(iii) $1,200,000 of future contractual cash payments. The cash portion of the consideration was funded through borrowings under the Company's credit facility. The Company repaid or assumed outstanding indebtedness of the acquired companies in the aggregate amount of $9,793,000. The acquisitions have been accounted for using the purchase method and, accordingly, the acquired assets and assumed liabilities have been recorded at their estimated fair values as of the date of acquisition. Purchase accounting values for certain acquisitions have been assigned on a preliminary basis, and are subject to adjustment when additional information as to the fair values of the net assets acquired is available. The Company is awaiting the resolution of certain contingent consideration agreements and the final determination of certain liabilities assumed. The Company does not believe the final assignment of the fair value of the net assets acquired will have a significant impact on future operating results. The operations of the acquired businesses have been included in the Company's consolidated statements of operations since the effective date of each respective acquisition.

     As a part of the purchase of a certain business during 1999, the Company acquired an equipment dealership, which the Company intended to dispose of and accounted for as an asset held for sale pursuant to EITF No. 87-11 "Allocation of Purchase Price to Assets to be Sold." In May 2000, the Company decided to close the locations that comprised the dealership portion of the acquisition after it was unable to obtain the manufacturer's approval for the sale of the dealership to a third party. As such, the Company liquidated the assets of the acquired dealership. The fair value of the dealership assets were recorded at December 31, 1999 as assets held for sale in the accompanying consolidated balance sheet. The results of operations related to the dealership through the date of disposal, which aggregated $4,645,000 of losses and $525,000 of interest expense, have been excluded from the Company's 2000 consolidated statements of operations.

     The Company acquired 17 equipment rental businesses during 1999. The aggregate consideration for these businesses was $194,545,000 and consisted of
(i) $156,175,000 of cash, (ii) $25,134,000 of convertible subordinated debt,
(iii)$5,750,000 of subordinated debt, (iv) $4,503,000 of future contractual cash payments and (v) 390,634 shares of Common Stock. In addition, the Company repaid or assumed outstanding indebtedness of the acquired companies in the aggregate amount of $64,720,000.

     In connection with four of the acquisitions, the Company has agreed to make future payments up to an aggregate of $13,531,000 in cash or Common Stock to the former owners based on the achievement of certain future operating results of the acquired companies or market performance of the Common Stock. Such payments may be made at various times through December 2001. During 2000, the Company paid consideration of $11,750,000 of cash, $2,450,000 of subordinated convertible debt and 1,728,742 shares of

                               NATIONSRENT, INC.

Common Stock to the former owners of previously acquired businesses related to the achievement of certain operating results. The Company records amounts paid for contingent consideration as additional purchase price once they are incurred since the consideration is required regardless of the former owner's continued association with the Company.

     The Company acquired 32 equipment rental businesses during 1998. The aggregate consideration for these businesses was $545,087,000 and consisted of
(i) $347,217,000 of cash, (ii) $115,821,000 of convertible subordinated debt,
(iii) $29,634,000 of subordinated debt, (iv) $4,235,000 of future contractual cash payments, (v) 5,542,812 shares of Common Stock, (vi) options to purchase 196,293 shares of Common Stock and (vii) warrants to purchase 100,000 shares of Common Stock. In addition, the Company repaid or assumed outstanding indebtedness of the acquired companies in the aggregate amount of $282,318,000.

     The following table sets forth the estimated fair value of the assets acquired and liabilities assumed for the aforementioned acquisitions completed in 2000 and 1999:

                                                          YEAR ENDED
                                                         DECEMBER 31,
                                                     --------------------
                                                       2000        1999
                                                     --------    --------
                                                        (IN THOUSANDS)
Assets, including cash.............................  $ 10,375    $122,739
Goodwill...........................................    27,725     153,291
Liabilities........................................    12,274      81,485

     The following table sets forth the unaudited pro forma consolidated results of operations for the years ended December 31, 2000 and 1999 giving effect to the aforementioned acquisitions completed during 2000 and 1999 as if such acquisitions had occurred on January 1, 1999 (in thousands, except per share data):

                                                          YEAR ENDED
                                                         DECEMBER 31,
                                                     --------------------
                                                       2000        1999
                                                     --------    --------
Revenue............................................  $669,251    $656,855
Net Income (loss)..................................   (73,779)     39,045
Basic earnings (loss) per share....................     (1.27)       0.70
Diluted earnings (loss) per share..................     (1.27)       0.59

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

5.  PROPERTY AND EQUIPMENT

     Property and equipment, net consists of the following:

                                                         DECEMBER 31,
                                                      -------------------
                                                        2000       1999
                                                      --------    -------
                                                        (IN THOUSANDS)
Buildings and improvements..........................  $ 54,724    $16,026
Furniture, fixtures and office equipment............    22,540     20,312
Vehicles, delivery and shop equipment...............    26,243     25,363
Construction in progress............................    15,464     15,538
                                                      --------    -------
                                                       118,971     77,239
Less: accumulated depreciation and amortization.....   (14,994)    (8,845)
                                                      --------    -------
  Property and equipment, net.......................  $103,977    $68,394
                                                      ========    =======

                               NATIONSRENT, INC.

6.  DEBT

     Debt consists of the following:

                                                                  DECEMBER 31,
                                                              ---------------------
                                                                 2000        1999
                                                              ----------   --------
Notes payable to financial institutions:
  Term loan.................................................  $  400,000   $300,000
  Revolving credit facility.................................     339,200    322,960
10.375% Senior Subordinated Notes due December 15, 2008 with interest due semi-annually each June 15 and December 15,
  beginning June 15, 1999...................................     175,000    175,000
Subordinated promissory notes, bearing interest at 6.0% to
  8.5%, interest payable quarterly and maturities through
  November 2002.............................................         625      7,303
Subordinated convertible promissory notes, bearing interest
  at 6.0% to 8.5%, interest payable quarterly and maturities
  through December 2006.....................................     102,293     96,730
Rental equipment financing obligations, secured by
  equipment, payable in monthly installments, through
  January 2005, capitalized by the Company..................      31,107     17,721
Note payable, with interest at the commercial paper rate
  plus 2.05% to 2.25%, payable in monthly installments
  through September 2004, secured by equipment..............       9,167     11,667
Note payable, with interest at the London Interbank Offered
  Rate plus 2.75%, payable in monthly installments through
  April 2001, secured by equipment..........................      11,216     17,541
Note payable, with interest at 6.63%, payable in quarterly
  installments through July 2001............................         323        857
Equipment notes, bearing interest at 6.2% to 9.25% or at the
  Prime Rate less 0.25%, payable in various monthly
  installments through April 2003, secured by equipment.....      48,065     39,577
Other.......................................................          30         72
                                                              ----------   --------
          Total debt........................................  $1,117,026   $989,428
                                                              ==========   ========

     Notes payable to financial institutions at December 31, 2000 consist of amounts due under the Company's senior credit facility (the "Credit Facility") with a syndicate of lenders to provide for cash borrowings and letters of credit. The Credit Facility can be used to complete permitted acquisitions, make capital expenditures, enter into standby letters of credit, or for working capital and other general corporate purposes. As of December 31, 2000, the Credit Facility included a term loan of $400,000,000 (the "Term Loan") and a revolving credit facility with an aggregate commitment of up to $525,000,000 (the "Revolver"). The Revolver has a five-year term scheduled to expire in July 2004 and the Term Loan has a seven-year term scheduled to expire in July 2006. Borrowings under the Revolver bear interest at either the Fleet National Bank base rate plus a percentage ranging from .50% to 1.50% or, at the Company's option, the Eurodollar market rate plus a percentage ranging from 1.75% to 2.75%. The Term Loan bears interest at the base rate plus 2.00% to 2.25%, or at the Company's option the Eurodollar market rate plus 3.25% to 3.50%. The percentage over the Eurodollar market rate and base rate is based on the Company's financial performance as measured by the total funded debt ratio. The interest rate for the Revolver and the Term Loan was 9.9% at December 31, 2000. The Credit Facility is secured by a security interest in substantially all of the assets of the Company. The Credit Facility also imposes, among other covenants, a tangible assets to senior debt covenant, a restriction on all of our retained earnings including the declaration and payment of cash dividends, consent

                               NATIONSRENT, INC.

requirements on certain acquisitions and a restriction on the ratio of total funded debt to earnings before interest, income taxes, depreciation and amortization. In the event the Company's financial performance in the future fails to meet certain covenants in the Credit Facility, it could have a material adverse effect on the Company's business, financial condition, results of operations or prospects. The Company had no letters of credit outstanding under the Credit Facility at December 31, 2000. Based on the Company's results of operations for the year ended December 31, 2000, the Company would not have met certain financial covenants contained in the Credit Facility. In March 2001, the Company received a waiver of such covenants and amended the Credit Facility. For a description of the waiver and amendment see Note 17.

     In December 1998, the Company issued $175,000,000 aggregate principal amount of 10.375% Senior Subordinated Notes due 2008 (the "Notes") in a private placement transaction. In February 1999, the Company completed an exchange offer to replace its privately issued Notes with publicly registered notes. At any time on or after December 15, 2003, the Notes are redeemable at the option of the Company at redemption prices ranging from 105.188% of par to 100.000% of par. At any time on or prior to December 15, 2001, at the option of the Company, up to 35% of the Notes are redeemable from the proceeds of certain equity offerings at a redemption price of 110.375% of par. The indenture governing the Notes contains covenants restricting additional indebtedness, certain payments, asset sales, liens, mergers and consolidations and transactions with affiliates. The Notes are guaranteed, on a senior subordinated basis, by substantially all of the Company's existing subsidiaries (the "Subsidiary Guarantors"). Each subsidiary that will be organized in the future by the Company, unless such subsidiary is designated as an unrestricted subsidiary, will guarantee the Notes on a senior subordinated basis. The subsidiary guarantees are joint and several, full and unconditional and general unsecured obligations of the Subsidiary Guarantors. At present, the Subsidiary Guarantors comprise all of the direct and indirect wholly-owned subsidiaries of the Company. The subsidiary guarantees are subordinated in right of payment to all existing and future senior debt of the Subsidiary Guarantors, including the Credit Facility, and are also effectively subordinated to all secured obligations of the Subsidiary Guarantors to the extent of the assets securing such obligations, including the Credit Facility. Furthermore, the indenture governing the Notes permits Subsidiary Guarantors to incur additional indebtedness, including senior debt, subject to certain limitations. The Company has not presented separate financial statements and other disclosures concerning each of the Subsidiary Guarantors because management has determined that such information is not material to investors. The fair value of the Notes based on quoted market price, approximates $43,750,000 at December 31, 2000.

     The subordinated promissory notes and the subordinated convertible promissory notes were issued in connection with the acquisition of certain businesses. The convertible notes have features that allow the holder to convert the principal of the note, or a portion thereof, into Common Stock with various exercise prices ranging between $7.76 and $12.50 per share.

     Rental equipment financing obligations consist of leases which meet the criteria for treatment as capital leases under generally accepted accounting principles. The total amount of assets recorded under these leases is $44,032,000 and $20,829,000 and the accumulated depreciation related to these assets is $6,781,000 and $3,527,000 at December 31, 2000 and 1999, respectively. Future minimum lease payments under capital leases at December 31, 2000 total $13,215,000, $10,778,000, $5,378,000, $7,790,000 and $1,917,000 for the years ending December 31, 2001, 2002, 2003, 2004 and 2005, respectively. There are no payments under capital leases subsequent to the year ending December 31, 2005. The amount representing interest relating to these lease payments is $5,716,000. Amortization relating to these assets is included in rental equipment depreciation.

     The aggregate maturities of debt, including the principal portion of rental equipment financing obligations, is $92,291,000, $28,239,000, $72,728,000,
$365,953,000 and $13,690,000 for the five years ending December 31, 2001, 2002,
2003, 2004 and 2005, respectively, and $510,762,000 thereafter.

                               NATIONSRENT, INC.

     In January 2000, the Company entered into a two-year modified interest rate swap contract to hedge the impact of interest rate fluctuations on certain variable rate debt. In September 2000, the Company entered into two additional two-year modified interest rate swap contracts. The Company does not hold or issue derivative financial instruments for trading or speculative purposes. The January 2000 interest rate swap fixes the Eurodollar interest rate at 6.80% on $165.0 million of variable rate debt through January 30, 2002. The September 2000 interest rate swaps fix the Eurodollar interest rate at 6.5915% and 6.582% each on $15.0 million of variable rate debt, respectively, through October 3, 2002. The interest differential is paid or received on a monthly basis and recognized as a component of interest expense. The counterparties to the swaps are major financial institutions and management believes that the risk of incurring credit losses is remote.

7.  STOCKHOLDERS' EQUITY

PREFERRED STOCK

     The Company has authorized 5,000,000 shares of $0.01 par value preferred stock. In July and August 1999, pursuant to a Preferred Stock Purchase Agreement, the Company sold an aggregate of 100,000 shares of Series A Convertible Preferred Stock ("Preferred Stock") to NR Holdings Limited and NR Investments Limited, affiliates of Investcorp, S.A., for an aggregate price of $100,000,000. The net proceeds of the sale of the Preferred Stock were used to pay down amounts outstanding under the Credit Facility. The 100,000 shares of Preferred Stock are convertible into 14,285,714 shares of Common Stock, based on a liquidation preference of $1,000 per share of Preferred Stock and a conversion price of $7.00 per share of Common Stock. The holders of the Preferred Stock were granted certain demand and piggy-back registration rights with respect to the shares of the Company's Common Stock issuable upon conversion of the Preferred Stock, pursuant to a Registration Rights Agreement among the Company, NR Holdings Limited, NR Investments Limited and certain of the Company's stockholders. In addition, upon certain changes of control of the Company (as defined in the certificate of designation), the Company will be required to offer to purchase shares of Preferred Stock for a purchase price per share equal to the liquidation preference plus 8% compounded annually from the date of issuance. The terms of the Preferred Stock are set forth in the Preferred Stock Certificate of Designation filed as an exhibit to the Annual Report on Form 10-K along with the Preferred Stock Purchase Agreement and the Registration Rights Agreement.

     In August and September 2000, pursuant to a Preferred Stock Purchase Agreement, the Company sold an aggregate of 100,000 shares of Series B Convertible Preferred Stock (the "Series B Preferred Stock"), to NR2 Holdings Limited, DB Capital Investors, L.P., J.P. Morgan Capital Corporation and Sixty Wall Street Fund, L.P. for an aggregate price of $100,000,000. The net proceeds of the sale of the Series B Preferred Stock were used to pay down amounts outstanding under the Credit Facility. The 100,000 shares of Series B Preferred Stock are convertible into 22,222,222 shares of Common Stock, based on a liquidation preference of $1,000 per share of Series B Preferred Stock and a conversion price of $4.50 per share of Common Stock. The holders of the Series B Preferred Stock were granted certain demand and piggy-back registration rights with respect to the shares of the Company's Common Stock issuable upon conversion of the Series B Preferred Stock, pursuant to a Registration Rights Agreement among the Company, such holders and certain of the Company's stockholders. In addition, upon certain changes of control of the Company (as defined in the certificate of designation), the Company will be required to offer to purchase shares of Series B Preferred Stock for a purchase price per share equal to the liquidation preference plus 8% compounded annually from the date of issuance. The terms of the Series B Preferred Stock are set forth in the Series B Preferred Stock Certificate of Designation filed as an exhibit to the Annual Report on Form 10-K along with the Preferred Stock Purchase Agreement and the Registration Rights Agreement.

                               NATIONSRENT, INC.

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

     During 1999, the Company converted $4,070,000 and $500,000 of unsecured subordinated convertible promissory notes issued in connection with four acquisitions into 678,332 and 62,500 shares of Common Stock at a price of $6.00 and $8.00 per share, respectively.

     In May 2000, the Board of Directors of the Company approved the repurchase from time to time of up to $5,000,000 of the Company's Common Stock. As of December 31, 2000, the Company has repurchased 919,000 shares of its Common Stock in the open market for a cost of approximately $2,675,000, which shares have been recorded as treasury stock in the accompanying consolidated financial statements.

8.  INCOME TAXES

     The components of the provision (benefit) for federal and state income taxes are summarized as follows:

                                                                  YEAR ENDED
                                                                 DECEMBER 31,
                                                          ---------------------------
                                                            2000      1999      1998
                                                          --------   -------   ------
                                                                (IN THOUSANDS)
Current.................................................  $    100   $ 1,995   $2,899
Deferred................................................   (24,952)   20,653    6,709
                                                          --------   -------   ------
                                                          $(24,852)  $22,648   $9,608
                                                          ========   =======   ======
Federal.................................................  $(20,264)  $20,353   $8,087
State...................................................    (4,588)    2,295    1,521
                                                          --------   -------   ------
                                                          $(24,852)  $22,648   $9,608
                                                          ========   =======   ======

     A reconciliation of the statutory federal income tax rate to the effective income tax rate is as follows:

                                                                   YEAR ENDED
                                                                  DECEMBER 31,
                                                              ---------------------
                                                              2000     1999    1998
                                                              -----    ----    ----
Federal statutory income tax rate...........................   35.0%   35.0%   35.0%
Non-deductible goodwill amortization........................   (2.5)    3.6     3.0
State income taxes, net of federal tax benefit..............    4.0     2.7     4.4
Change in valuation allowance...............................   (9.1)     --      --
Other, net..................................................   (2.2)    0.2     0.8
                                                              -----    ----    ----
                                                               25.2%   41.5%   43.2%
                                                              =====    ====    ====

                               NATIONSRENT, INC.

     Deferred income taxes reflect the tax effects of temporary differences between the carrying value of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The significant components of deferred income tax assets and liabilities are as follows:

                                                                    DECEMBER 31,
                                                                ---------------------
                                                                  2000         1999
                                                                ---------    --------
                                                                   (IN THOUSANDS)
Deferred income tax assets:
  Accrued liabilities and other reserves....................    $  12,513    $  6,521
  Restructuring reserve.....................................        7,579          --
  Bad debt provision not currently deductible...............        5,361       2,144
  Net operating loss carryforwards..........................       67,023      31,990
  Alternative minimum tax and other credits.................        1,714       3,708
  Other.....................................................          494         153
  Valuation allowance.......................................      (15,214)     (6,132)
                                                                ---------    --------
                                                                   79,470      38,384
                                                                ---------    --------
Deferred income tax liabilities:
  Depreciation and amortization.............................      (90,820)    (78,609)
  Other.....................................................         (160)     (1,576)
                                                                ---------    --------
                                                                  (90,980)    (80,185)
                                                                ---------    --------
  Net deferred income tax liabilities.......................    $ (11,510)   $(41,801)
                                                                =========    ========

     At December 31, 2000, the Company had net operating loss carryforwards for federal and state income tax purposes of $171,856,000, of which $6,981,000 related to certain of the equipment rental companies acquired by the Company, that expire in the years 2006 through 2020. The net operating loss carryforwards of the companies acquired by the Company are subject to restrictions in accordance with Internal Revenue Code Section 382. For financial reporting purposes, a valuation allowance of $2,723,000 has been recognized to offset the deferred tax asset related to the net operating loss carryforwards obtained in connection with these acquisitions. Future utilization will reduce intangible assets recognized in these acquisitions.

     At December 31, 2000, the Company had alternative minimum tax credit and general business credit carryforwards of $1,714,000, of which $1,618,000 relate to certain of the equipment rental companies acquired by the Company. These credits are available to offset future regular income tax that is in excess of the alternative minimum tax in such year. Limitations similar to those restricting the use of the net operating loss carryforwards of the companies acquired by the Company also restrict the use of tax credit carryforwards of such companies. For financial reporting purposes, a valuation allowance of $1,618,000 has been recognized to offset the deferred tax asset related to the tax credit carryforwards obtained in connection with these acquisitions. Future utilization will reduce intangible assets recognized in these acquisitions.

     The Company has recorded a valuation allowance for deferred tax assets of $15,214,000 and $6,132,000 at December 31, 2000 and 1999, respectively, as management believes it is likely that those deferred tax assets will not be realized. A portion of the valuation allowance is due to purchase accounting adjustments for certain acquisitions recorded in 2000, 1999 and 1998. In the event the valuation allowance is not required related to these acquisitions, a reduction to goodwill will be recorded in accordance with SFAS No. 109.

                               NATIONSRENT, INC.

9.  EARNINGS (LOSS) PER SHARE

     The following table sets forth the computation of basic and diluted earnings (loss) per share (in thousands, except per share data):

                                                                       YEAR ENDED
                                                                      DECEMBER 31,
                                                              -----------------------------
                                                                2000      1999       1998
                                                              --------   -------   --------
Numerator:
Net income (loss)...........................................  $(73,690)  $31,923   $ 12,654
Interest expense on convertible subordinated debt, net of
  income taxes..............................................        --     3,203      1,416
                                                              --------   -------   --------
Numerator -- diluted earnings (loss) per share..............  $(73,690)  $35,126   $ 14,070
                                                              ========   =======   ========
Denominator:
  Denominator for basic earnings (loss) per
     share -- weighted-average shares.......................    58,165    56,137     33,999
  Effect of dilutive securities:
     Convertible subordinated debt..........................        --     9,305      4,381
     Convertible preferred stock............................        --     6,057         --
     Employee stock options.................................        --       327        165
                                                              --------   -------   --------
  Denominator for diluted earnings (loss) per
     share -- adjusted weighted-average shares..............    58,165    71,826     38,545
                                                              ========   =======   ========
Basic earnings (loss) per share.............................  $  (1.27)  $  0.57   $   0.37
                                                              ========   =======   ========
Diluted earnings (loss) per share...........................  $  (1.27)  $  0.49   $   0.37
                                                              ========   =======   ========

     Options and warrants to purchase 6,906,798, 1,667,501 and 1,898,440 shares of Common Stock were outstanding at December 31, 2000, 1999 and 1998, respectively, but were not included in the computation of diluted earnings per share because the exercise prices of such options and warrants were greater than the average fair value of the common shares and, therefore, the effect would be antidilutive.

     Preferred stock and subordinated debt convertible into 22,375,574 and 11,185,836 shares of Common Stock, respectively, were outstanding at December 31, 2000 but were not included in the computation of diluted earnings per share since their effect would be antidilutive.

10.  STOCK OPTIONS

     In August 1998, the Board of Directors and stockholders of the Company approved the NationsRent 1998 Stock Option Plan (the "1998 Plan"), which authorized the grant of options to directors (employee and non-employee) and employees of the Company for up to 5,000,000 shares of Common Stock. In July 1999, the Board of Directors and stockholders of the Company authorized an increase of the shares available for grant under the 1998 Plan to 7,000,000 shares. In May 2000, the Board of Directors and stockholders of the Company authorized an increase of the shares available for grant under the 1998 Plan to 10,000,000 shares. In addition, the Company has granted to certain employees 1,087,571 options to purchase shares of Common Stock prior to the adoption of the 1998 Plan (the "Pre-Plan Options"). The exercise price per share for all options granted was based on the estimated fair value of the Company's common stock at the time of the grant. As such, no compensation cost has been recognized for these stock options. During 2000, 1999 and 1998, a total of 5,027,500, 2,415,219 and 3,496,671 stock options were granted with exercise prices ranging from $1.69 to $5.63, $5.56 to $7.38 and $4.40 to $8.00 per share, respectively.

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

                               NATIONSRENT, INC.

were automatically converted into options to purchase 291,347 shares of Common Stock with an exercise price of $0.58 per share as a result of certain market performance criteria relating to the Common Stock.

     Pro forma information regarding net income and earnings per share is required by SFAS No. 123, "Accounting for Stock Based Compensation", as if the Company had accounted for its granted employee stock options under the fair value method of SFAS No. 123. The Company's pro forma net income (loss), pro forma earnings (loss) per share and pro forma weighted average fair value of options granted (with related assumptions) would have been as follows:

                                                                        YEAR ENDED
                                                                       DECEMBER 31,
                                                              -------------------------------
                                                                 2000        1999      1998
                                                              ----------   --------   -------
                                                              (IN THOUSANDS, EXCEPT PER SHARE
                                                                           DATA)
Pro forma net income (loss).................................  $(82,441)    $26,398    $9,562
Pro forma net income (loss) per share:
  Basic.....................................................  $  (1.42)    $  0.47    $ 0.28
  Diluted...................................................  $  (1.42)    $  0.41    $ 0.28
Pro forma weighted average fair value of options granted....  $    3.10    $  3.40    $ 5.03
Expected life (years).......................................          7          6         6
Risk-free interest rate.....................................       5.78%      6.20%     5.47%
Expected volatility.........................................      87.30%     68.04%    78.15%
Dividend yield..............................................       0.00%      0.00%     0.00%

     The weighted average grant date fair value of options issued in the year ended December 31, 1998 whose exercise price equals and exceeds the market price of the stock on the grant date is $5.10 and $0.68, respectively.

     As of December 31, 2000, a total of 11,138,243 shares of Common Stock have been reserved for issuance of options to purchase shares of Common Stock with 1,550,076 remaining available for grant. A summary of the Company's outstanding stock option activity, and related information, for the years ended December 31, 2000, 1999 and 1998 is as follows:

                                                                            WEIGHTED
                                                                OPTIONS     AVERAGE
                                                              OUTSTANDING    PRICE
                                                              -----------   --------
Balance at December 31, 1997................................     282,527     $3.54
  Granted...................................................   3,692,964      6.77
  Canceled..................................................    (107,502)     6.11
  Exercised.................................................          --        --
                                                              ----------     -----
Balance at December 31, 1998................................   3,867,989      6.55
  Granted...................................................   2,706,566      5.76
  Canceled..................................................    (593,212)     5.13
  Exercised.................................................          --        --
                                                              ----------     -----
Balance at December 31, 1999................................   5,981,343      6.06
  Granted...................................................   5,027,500      3.16
  Canceled..................................................  (1,284,284)     6.32
  Exercised.................................................    (136,392)     0.58
                                                              ----------     -----
Balance at December 31, 2000................................   9,588,167     $4.58
                                                              ==========     =====

     Generally, options granted have ten year terms and vest in equal increments over a three or four year period commencing on the first anniversary of the date of grant, except for options granted to non-employee directors of the Company which are fully exercisable at the time of grant. At December 31, 2000, 600,000 options had been granted to non-employee directors of the Company. Options granted under the 1998 Plan

                               NATIONSRENT, INC.

and Pre-Plan Options expire upon termination of employment or service on the board. The following table summarizes information concerning outstanding and exercisable options as of December 31, 2000:

                                                      OPTIONS OUTSTANDING              OPTIONS EXERCISABLE
                                             --------------------------------------   ----------------------
                                                             WEIGHTED
                                                              AVERAGE      WEIGHTED                 WEIGHTED
RANGE OF                                                     REMAINING     AVERAGE                  AVERAGE
EXERCISE                                       NUMBER       CONTRACTUAL    EXERCISE     NUMBER      EXERCISE
 PRICES                                      OUTSTANDING   LIFE (YEARS)     PRICE     EXERCISABLE    PRICE
--------                                     -----------   -------------   --------   -----------   --------
$0.58-1.69.................................   2,541,674         9.76        $1.62         97,119     $0.58
 2.25-4.63.................................   2,657,691         9.03         4.35        438,060      3.77
 4.88-6.25.................................   2,419,759         8.25         5.64        887,884      5.70
 6.31-8.00.................................   1,969,043         7.66         7.47      1,069,432      7.49
                                              ---------        -----        -----      ---------     -----
                                              9,588,167         8.75        $4.58      2,492,495     $5.93
                                              =========        =====        =====      =========     =====

11.  COMPREHENSIVE INCOME

     The objective of reporting comprehensive income is to disclose all changes in equity of an enterprise that result from transactions and other economic events in a period other than transactions with owners. The comprehensive income
(loss) of the Company was equal to net income (loss) for all periods presented.

12.  NON-RECURRING ITEMS

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

     In January 1999, the Company entered into an Agreement and Plan of Merger (the "Merger Agreement") with Rental Service Corporation ("RSC"), a Delaware corporation, pursuant to which the Company was to be merged with and into RSC with RSC continuing as the surviving corporation to be named RSC NationsRent. On May 2, 1999, the Company entered into a Termination and Release Agreement (the "Termination Agreement") with RSC, pursuant to which the Company and RSC mutually agreed to terminate the Merger Agreement and to abandon the proposed merger between the parties. As part of the Termination Agreement, RSC paid the Company $6,000,000 as reimbursement of out-of-pocket costs and expenses incurred in connection with the proposed merger. The Company recorded a pre-tax charge of $3,932,000 in the second quarter of 1999 for the un-reimbursed portion of expenses incurred related to the proposed merger.

13.  RELATED PARTY TRANSACTIONS

     The Company leases certain properties from TTG Properties, a general partnership controlled by one of the directors of the Company. Rental expense for such properties totaled $1,061,000, $907,000 and $511,000 for the years ended December 31, 2000, 1999 and 1998, respectively.

     The Company leases certain office space from AutoNation, Inc. ("AutoNation"). Lease payments for such space totalled $527,000 and $85,000 for the years ended December 31, 2000 and 1999, respectively. Two of the Company's directors serve as directors of AutoNation.

     The Company leases certain office space from Boca Resorts, Inc. ("Boca Resorts"). Lease payments for such space totaled $89,000, $568,000 and $313,000 for the years ended December 31, 2000, 1999 and 1998, respectively. In addition, the Company leases certain other facilities and related services from the Arena Operating Company, which is controlled by Boca Resorts, with lease payments totaling $112,000, $106,000 and $125,000 for the years ended December 31, 2000, 1999 and 1998, respectively. Two of the Company's

                               NATIONSRENT, INC.

directors serve as directors of Boca Resorts, one of which controls a majority of the voting interests of Boca Resorts.

     The Company has purchased certain building construction services from Alvada Construction, Inc ("Alvada"), which totaled $1,231,000, $411,000 and $1,162,000 for the years ended December 31, 2000, 1999 and 1998, respectively. The principal shareholder of Alvada is directly related to a certain officer and director of the Company.

     The Company leases certain facilities and related services from South Florida Stadium Corporation at Pro Player Stadium which is owned by one of the Company's directors. Lease payments for such facilities totaled $179,000, $201,000 and $212,000 for the years ended December 31, 2000, 1999 and 1998, respectively.

     The Company obtained certain investment banking services from Rhone Group, which totaled $362,000 for the year ended December 31, 2000. One of the Company's directors is a principal shareholder of Rhone Group.

     The Company purchased certain fabrication services from Findlay Machine and Tool ("FMT"), which totaled $118,000 and $151,000 for the years ended December 31, 2000 and 1999, respectively. The principal shareholder of FMT is directly related to a certain officer and director of the Company.

     In connection with the acquisition of A-1 Rental in 1998, the Company issued subordinated debt to and leases certain facilities from a previous owner who became an officer of the Company. Interest payments on such subordinated debt totaled $157,000 for the year ended December 31, 1998. There were no interest payments made on such subordinated debt in the years ended December 31, 2000 and 1999. Lease payments for such facilities totaled $1,547,000, $1,531,000 and $325,000 for the years ended December 31, 2000, 1999 and 1998, respectively.

     In connection with the acquisition of Sam's Equipment Rental, Inc. and Gabriel Trailer Manufacturing Company, Inc., the Company issued subordinated debt to a previous owner who became a director of the Company. Interest payments related to this debt totaled $263,000 for each of the years ended December 31, 2000 and 1999 and $336,000 for the year ended December 31, 1998.

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

14.  RETIREMENT PLAN

     In November 1998, the Company adopted the NationsRent 401(k) Retirement Plan (the "Plan") which allows its eligible employees to make contributions, up to a certain limit, to the Plan on a tax-deferred basis under Section 401(k) of the Internal Revenue Code of 1986, as amended. Eligible employees are those who are expected to complete 1,000 hours of service in each calendar year, are over twenty-one years of age and have twelve months of service with the Company. The Company may, at its discretion, make matching contributions to the Plan out of its profits for the plan year. The Company made matching contributions of $1,170,000, $1,059,000 and $33,000 to the Plan for the years ended December 31, 2000, 1999 and 1998, respectively.

                               NATIONSRENT, INC.

15.  COMMITMENTS AND CONTINGENCIES

OPERATING LEASES

     The Company leases rental equipment, real estate and certain office equipment under operating leases. Certain real estate leases require the Company to pay maintenance, insurance, taxes and certain other expenses in addition to the stated rentals. Future minimum lease payments under noncancelable operating leases at December 31, 2000 total $110,913,000, $108,927,000, $103,574,000,
$77,587,000 and $34,634,000 for the years ending December 31, 2001, 2002, 2003,
2004 and 2005, respectively and $34,865,000 thereafter. Lease expense under noncancelable operating leases was $96,766,000, $60,248,000 and $12,586,000 for the years ended December 31, 2000, 1999 and 1998, respectively.

INSURANCE

     In addition to group medical coverage, effective September 1, 2000, the Company's primary auto liability, commercial general liability, and, in most states, its workers' compensation liability insurance coverages were issued under an arrangement with an insurance carrier pursuant to which the Company effectively self-insures such primary coverage. Above the respective primary policy limits, the Company has obtained commercial excess/umbrella and excess workers' compensation liability stop loss coverages on a fully insured basis. Insured losses for the primary coverages are accrued based upon the aggregate liability for reported claims incurred and an estimate for claims incurred but not reported. These liabilities are not discounted.

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

                               NATIONSRENT, INC.

16.  QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

     The following tables set forth the Company's condensed consolidated statements of operations (loss) by quarter for the years ended December 31, 2000 and 1999.

                                                         FIRST      SECOND     THIRD      FOURTH
                                                        QUARTER    QUARTER    QUARTER    QUARTER
                                                        --------   --------   --------   --------
                                                          (IN THOUSANDS, EXCEPT PER SHARE DATA)
2000
Revenue...............................................  $142,196   $170,488   $184,577   $171,787
Gross profit..........................................    59,674     69,321     70,169     32,131
Operating income (loss)...............................    28,225     32,415     30,024    (89,373)
Net income (loss).....................................     3,318      4,965      1,263    (83,236)
                                                        ========   ========   ========   ========
Basic net income (loss) per share.....................  $   0.06   $   0.09   $   0.02   $  (1.44)
                                                        ========   ========   ========   ========
Diluted net income (loss) per share...................  $   0.05   $   0.07   $   0.02   $  (1.44)
                                                        ========   ========   ========   ========
1999
Revenue...............................................  $102,315   $130,309   $154,895   $170,902
Gross profit..........................................    43,212     56,940     72,155     77,113
Operating income......................................    19,640     23,534     37,691     40,614
Net income............................................  $  4,317   $  4,657   $ 11,864   $ 11,085
                                                        ========   ========   ========   ========
Basic net income per share............................  $   0.08   $   0.08   $   0.21   $   0.20
                                                        ========   ========   ========   ========
Diluted net income per share..........................  $   0.08   $   0.08   $   0.17   $   0.15
                                                        ========   ========   ========   ========

     During the fourth quarter of 2000, the Company recorded a pre-tax restructuring charge of approximately $72,005,000 (see Note 3).

     During the first quarter of 1999, the Company recorded a pre-tax gain of approximately $1,818,000 related to the sale of a lift truck dealership (see
Note 12).

     During the second quarter of 1999, the Company recorded a pre-tax charge of $3,932,000 for the un-reimbursed portion of expenses incurred related to a proposed merger that was abandoned (see Note 12).

     The Company's revenue and income are dependent upon activity in the construction industry in the markets it serves. Construction activity is dependent upon weather and other seasonal factors affecting construction in the geographic areas where we have operations. Because of this variability in demand, the Company's quarterly revenue may fluctuate, and revenue for the first quarter of each year can be expected to be lower than the remaining quarters. Although management believes that the historical trend in quarterly revenue for the second, third and fourth quarters of each year is generally higher than the first quarter, there can be no assurance that this will occur in future periods. Accordingly, quarterly or other interim results should not be considered indicative of results to be expected for any other quarter or for a full year.

17.  SUBSEQUENT EVENTS

     On March 15, 2001, the Company entered into an amendment to the Credit Facility, the terms of which included a waiver with respect to certain financial covenants at December 31, 2000, a reduction in total commitments and an increase in pricing. The amendment also changed certain financial covenants based on the Company's business plan for 2001. On the effective date of the amendment, the total commitments were reduced from $925,000,000 to $850,000,000. The Credit Facility now consists of a $400,000,000 term loan due July 2006 and a $450,000,000 revolving line of credit due July 2004, with quarterly caps on revolver availability of between $346,000,000 and $404,000,000 until delivery of financial statements for the fiscal quarter ending March 31, 2002. On December 31, 2001, the Company is required to pay down the term loan

                               NATIONSRENT, INC.

by $53,700,000. These reductions will result in the write-off of approximately $3,600,000 in deferred financing costs during the first quarter of 2001. The Credit Facility can be used to make capital expenditures, enter into standby letters of credit or for working capital and other general corporate purposes. Borrowings under the revolving line of credit bear interest at either the Fleet National Bank base rate plus a percentage ranging from 0.50% to 2.50% or, at the Company's option, the Eurodollar market rate plus a percentage ranging from 1.75% to 4.50%. The term loan bears interest at the base rate plus 2.00% to 2.50%, or at the Company's option, the Eurodollar market rate plus 3.25% to 4.50%. The percentage over the Eurodollar market rate and base rate is based on the Company's financial performance as measured by the senior funded debt ratio, the Company's senior secured debt rating and the total funded debt ratio. On the effective date of the amendment, the percentage over the Eurodollar market rate and base rate for borrowings under the Company's Credit Facility were 4.50% and 2.50%, respectively. The Credit Facility is secured by a security interest in substantially all of the Company's assets. The Credit Facility also imposes, among other covenants, a tangible assets to senior debt covenant, a restriction on all of the Company's retained earnings including the declaration and payment of cash dividends and a restriction on the ratio of total and senior funded debt to earnings before interest, income taxes, depreciation and amortization. Until December 31, 2001, the Company is also subject to a quarterly and cumulative limitation on the Company's capital expenditures for rental and non-rental equipment and for growth activities, and a quarterly and cumulative required minimum earnings before interest, income taxes, depreciation and amortization. For 2001, the Company is also required to generate proceeds from the sale of used equipment and other asset sales in excess of its capital expenditures. In the event the Company's financial performance in the future fails to meet certain covenants in the Credit Facility, it could have a material adverse affect on the Company's business, financial condition, results of operations or prospects.

                               NATIONSRENT, INC.

                 VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

                                  SCHEDULE II
                                 (IN THOUSANDS)

                                              BALANCE     CHARGED
                                                AT        TO COSTS                                     BALANCE
                                             BEGINNING      AND                                       AT END OF
DESCRIPTIONS                                 OF PERIOD    EXPENSES    DEDUCTIONS        OTHER           YEAR
------------                                 ---------    --------    ----------        ------        ---------
Allowance for Doubtful Accounts:
2000.......................................   $7,605      $13,162      $(7,121)(a)      $  100(b)      $13,746
1999.......................................    4,732        3,698       (2,287)(a)       1,462(b)        7,605
1998.......................................      587        1,436       (1,784)(a)       4,493(b)        4,732
Restructuring reserves(c):
2000.......................................       --       72,005        4,408(d)       21,807(e)       45,790

---------------

(a) Accounts written-off.
(b) Represents allowance for doubtful accounts of acquired companies.
(c) Included under the caption "Assets Held for Sale" and "Accrued Expenses and Other Liabilities" in the accompanying Consolidated Balance Sheets.
(d) Primarily cash payments of costs associated with restructuring activities.
(e) Primarily non-cash asset write-offs and charges to the rental fleet disposition accrual.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

     The information required by Items 10, 11, 12 and 13 of Part III of Form 10-K will be set forth in the Proxy Statement relating to the 2001 Annual Meeting of Stockholders.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     (a) Exhibits and Financial Statement Schedules

          (1) Financial Statements of the Company are set forth in Part II,
              Item 8.

          (2) Schedule II -- Valuation and Qualifying Accounts and
              Reserves -- is set forth following the notes to the Consolidated Financial Statements.

                 Other schedules are omitted because they are not applicable, are not present in amounts sufficient to require submission of the schedules or the required information is presented in the Consolidated Financial Statements or related notes.

          (3) Exhibits -- (See Index to Exhibits set forth following the signature page to this Report.)

     (b) Reports on Form 8-K

     The Company did not file any Current Reports on Form 8-K during the fourth quarter of 2000.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

April 2, 2001
                                                    NATIONSRENT, INC.

                                          By: /s/ JAMES L. KIRK
                                            ------------------------------------
                                            James L. Kirk,
                                            Chairman of the Board and Chief
                                              Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report on Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

                      SIGNATURE                                   TITLE                   DATE
                      ---------                                   -----                   ----

                  /s/ JAMES L. KIRK                    Chairman of the Board and     April 2, 2001
-----------------------------------------------------  Chief Executive Officer
                    James L. Kirk                      (Principal Executive
                                                       Officer)

                  /s/ EZRA SHASHOUA                    Executive Vice President and  April 2, 2001
-----------------------------------------------------  Chief Financial Officer
                    Ezra Shashoua                      (Principal Financial
                                                       Officer)

                 /s/ KRIS E. HANSEL                    Vice President and            April 2, 2001
-----------------------------------------------------  Controller (Principal
                   Kris E. Hansel                      Accounting Officer)

               /s/ THOMAS H. BRUINOOGE                 Director                      April 2, 2001
-----------------------------------------------------
                 Thomas H. Bruinooge

                  /s/ IVAN W. GORR                     Director                      April 2, 2001
-----------------------------------------------------
                    Ivan W. Gorr

                /s/ HARRIS W. HUDSON                   Director                      April 2, 2001
-----------------------------------------------------
                  Harris W. Hudson

                /s/ H. WAYNE HUIZENGA                  Director                      April 2, 2001
-----------------------------------------------------
                  H. Wayne Huizenga

                /s/ M. STEVEN LANGMAN                  Director                      April 2, 2001
-----------------------------------------------------
                  M. Steven Langman

                 /s/ SEAN P. MADDEN                    Director                      April 2, 2001
-----------------------------------------------------
                   Sean P. Madden

                                                       Director                      April 2, 2001
-----------------------------------------------------
                   Simon C. Moore

             /s/ CHRISTOPHER J. O'BRIEN                Director                      April 2, 2001
-----------------------------------------------------
               Christopher J. O'Brien

                 /s/ ROBERT G. SHARP                   Director                      April 2, 2001
-----------------------------------------------------
                   Robert G. Sharp

                                 EXHIBIT INDEX

EXHIBIT
NUMBER                                 DESCRIPTION
-------                                -----------
 3.1      --   Amended and Restated Certificate of Incorporation of the
               Company.(2)
 3.2      --   Amended and Restated By-Laws of the Company.(1)
 3.3      --   Certificate of Designation for Series A Convertible
               Preferred Stock.(6)
 3.4      --   Certificate of Amendment to Certificate of Designation for
               Series A Convertible Preferred Stock.(5)
 3.5      --   Certificate of Designation for Series B Convertible
               Preferred Stock.(8)
 4.1      --   Unregistered 10 3/8% Global Senior Subordinated Notes due
               2008.(4)
 4.2      --   Registered 10 3/8% Senior Subordinated Notes due 2008.(4)
 4.3      --   Senior Subordinated Guarantee dated December 11, 1998, of
               the Guarantors as defined therein.(4)
 4.4      --   Indenture, dated December 11, 1998, by and among Company,
               the Guarantors and The Bank of New York.(4)
 4.5      --   Registration Rights Agreement, dated December 11, 1998, by and among the Company, the Guarantors and the Initial
               Purchasers as defined therein.(4)
 4.6      --   Fifth Amended and Restated Revolving Credit and Term Loan
               Agreement, dated as of August 2, 2000, by and among the
               Company, certain of its subsidiaries, Fleet National Bank
               (f/k/a BankBoston, N.A.) and the other lending institutions party thereto, Fleet National Bank, as administrative agent,
               Bankers Trust Company, as syndication agent, and Scotiabanc
               Inc., as documentation agent.(8)
 4.7      --   Second Amended Restated Security Agreement, dated as of
               August 2, 2000, between the Company, certain of its
               subsidiaries, and Fleet National Bank (f/k/a BankBoston,
               N.A.), as administrative agent.(8)
 4.8*     --   First Amendment to the Fifth Amended and Restated Revolving
               Credit and Term Loan Agreement and to the Second Amended and
               Restated Security Agreement, dated as of March 14, 2001, by and among the Company, certain of its subsidiaries, Fleet
               National Bank (f/k/a BankBoston, N.A.) and the other lending institutions party thereto, Fleet National Bank, as
               administrative agent, Bankers Trust Company, as syndication agent, and Scotiabanc Inc., as documentation agent.
10.1      --   Stock Purchase Agreement, dated August 15, 1997, by and
               among the Company, Sam's and the shareholders of Sam's,
               together with Amendment Nos. 1-6.(1)
10.2      --   Form of Unsecured Subordinated Promissory Note -- Sam's.(1)
10.3      --   Form of Unsecured Convertible Promissory Note -- Sam's.(1)
10.4      --   Form of Unsecured Contingent Convertible Subordinated
               Promissory Note -- Sam's.(1)
10.5      --   Agreement, dated September 22, 1997, between the Company and
               Gary L. Gabriel.(1)
10.6      --   Asset Purchase Agreement, dated December 8, 1997, by and
               among NationsRent of Ohio, Inc., R&R Rental, Inc. ("R&R")
               and the sole shareholder of R&R, together with an Amendment dated December 10, 1997.(1)
10.7      --   Form of Unsecured Subordinated Promissory Note -- R&R.(1)
10.8      --   Asset Purchase Agreement, dated December 8, 1997, as
               amended, among NationsRent of Indiana, Inc. and C&E Rental and Service, Inc. ("C&E"), together with an Amendment dated
               December 23, 1997.(1)
10.9      --   Form of Unsecured Convertible Subordinated Promissory Note
               C&E.(1)
10.10     --   Stock Purchase Agreement, dated December 20, 1997, as
               amended, among NationsRent of West Virginia, Inc., Titan,
               together with an Amendment dated December 31, 1997.(1)

EXHIBIT
NUMBER                                 DESCRIPTION
-------                                -----------
10.11     --   Form of Unsecured Convertible Subordinated Promissory
               Note -- Titan.(1)
10.12     --   Stock Purchase Agreement, dated March 24, 1998, among the
               Company, Bode-Finn Limited Partnership ("Bode-Finn") and the
               shareholders of Bode-Finn, together with Amendment No. 1,
               dated April 6, 1998, and Amendment No. 2, dated April 17,
               1998.(1)
10.13     --   Form of Unsecured Convertible Subordinated Promissory Note
               -- Bode-Finn.(1)
10.14     --   Form of Warrant -- Bode-Finn.(1)
10.15     --   Registration Rights Agreement, dated May 5, 1998, among the
               Company, Bode-Finn, and Raymond E. Mason Foundation.(1)
10.16     --   Asset Purchase Agreement, dated March 25, 1998, among
               NationsRent of Indiana, Inc., RFL, Enterprises, Inc. and the
               sole shareholder of RFL Enterprises, Inc. ("RFL").(1)
10.17     --   Asset Purchase Agreement, dated April 21, 1998, among
               NationsRent of Florida, Inc. and Naples Rent-All and Sales
               Company, Inc. ("Naples").(1)
10.18     --   Form of Unsecured Convertible Subordinated Promissory
               Note -- Naples.(1)
10.19     --   Stock Purchase Agreement, dated May 7, 1998, among the
               Company, Raymond Equipment Co. ("Raymond Equipment") and the
               shareholders of Raymond Equipment.(1)
10.20     --   Form of Unsecured Subordinated Promissory Notes -- Raymond
               Equipment.(1)
10.21     --   Form of Unsecured Convertible Subordinated Promissory
               Note -- Raymond Equipment.(1)
10.22     --   Asset Purchase Agreement, dated May 14, 1998, among the
               Company and General Rental, Inc.(1)
10.23     --   Stock Purchase Agreement, dated May 30, 1998, among the
               Company, J. Kelly Co., Inc. ("J. Kelly") and the
               shareholders of J. Kelly.(1)
10.24     --   Form of Unsecured convertible Subordinated Promissory
               Note -- J. Kelly.(1)
10.25     --   Form of Registration Rights Agreement among the Company and the shareholders of J. Kelly.(1)
10.26     --   Asset Purchase Agreement, dated June 7, 1998, among the
               Company, Associated Rental Equipment Management Company,
               Inc. ("Associated") and the sole shareholder of
               Associated.(1)
10.27     --   Form of Unsecured Convertible Subordinated Promissory
               Note -- Associated.(1)
10.28     --   Form of Registration Rights Agreement -- Associated.(1)
10.29     --   Form of Subscription Agreement, dated May 1998, between the
               Company and certain subscribers.(1)
10.30     --   NationsRent Second Amended and Restated 1998 Stock Option
               Plan.(7)
10.31     --   Form of Stock Option Agreement.(1)
10.32     --   Amended and Restated Purchase Agreement, dated as of
               September 9, 1998, by and among NationsRent, Inc., Ray L.
               O'Neal, Inc., Arenco, L.L.C., Don R. O'Neal, Elizabeth M.
               O'Neal and the O'Neal Revocable Trust dated December 29,
               1987.(3)
10.33     --   Unsecured Convertible Subordinated Promissory Note, dated as of October 23, 1998, from the Company to Ray L. O'Neal,
               Inc.(3)
10.34     --   Preferred Stock Purchase Agreement, dated July 20, 1999, by and among the Company, NR Holdings Limited and NR
               Investments Limited.(6)
10.35     --   Registration Rights Agreement, dated as of July 20, 1999, by and between the Company, NR Holdings Limited, NR Investments
               Limited, James L. Kirk and H. Wayne Huizenga.(6)

EXHIBIT
NUMBER                                 DESCRIPTION
-------                                -----------
10.36     --   Preferred Stock Purchase Agreement, dated August 2, 2000, by and among the Company, NR2 Holdings Limited, DB Capital
               Investors, L.P., J.P. Morgan Capital Corporation and Sixty
               Wall Street Fund, L.P.(8)
10.37     --   Registration Rights Agreement, dated as of August 2, 2000, by and among the Company, NR2 Holdings Limited, DB Capital
               Investors, L.P., J.P. Morgan Capital Corporation, Sixty Wall
               Street Fund, L.P., James L. Kirk and H. Wayne Huizenga and
               holders of the Series A Convertible Preferred Stock.(8)
10.38*    --   Form of Change in Control Severance Agreement.
21.1*     --   Subsidiaries of the Company.
23.1*     --   Consent of Arthur Andersen LLP.

---------------

  * Filed herewith
(1) Incorporated by reference to the Company's Registration Statement on Form S-1, as amended, Commission File No. 333-56233.
(2) Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the period ended June 30, 1998.
(3) Incorporated by reference to the Company's Current Report on Form 8-K filed on November 9, 1998.
(4) Incorporated by reference to the Company's Registration Statement on Form S-4, Commission File No. 333-69691.
(5) Incorporated by reference to the Company's Registration Statement on Form S-3, Commission File No. 333-88603.
(6) Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the period ended June 30, 1999.
(7) Incorporated by reference to the Company's Registration Statement on Form S-8, Commission File No. 333-38870.
(8) Incorporated by reference to the Company's Quarterly Report on Form 10-Q for period ending June 30, 2000.