Form 10-Q
period 2001-03-31
NATIONSRENT INC
filed 2001-05-15
CIK 1062515

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

       FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2001

                                          OR
   [  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
       SECURITIES EXCHANGE ACT OF 1934

       FOR THE TRANSITION PERIOD FROM ____________ TO ____________.

                             ---------------------

                        COMMISSION FILE NUMBER 001-14299

                             ---------------------

                               NATIONSRENT, INC.
             (Exact name of registrant as specified in its charter)

                  DELAWARE                             31-1570069
       (State or other Jurisdiction of              (I.R.S. Employer
       Incorporation or Organization)             Identification No.)

          450 EAST LAS OLAS BLVD.,                       33301
             FORT LAUDERDALE, FL                       (Zip Code)
       (Address of principal executive
                  offices)

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

     The number of shares of Common Stock, par value $0.01 per share, outstanding on May 10, 2001 was 57,359,281.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               NATIONSRENT, INC.

                           INDEX TO QUARTERLY REPORT

                                  ON FORM 10-Q

                      FOR THE QUARTER ENDED MARCH 31, 2001

                                     PART I
                             FINANCIAL INFORMATION

                                                               PAGE
                                                              NUMBER
                                                              ------
Item 1. Financial Statements
  Unaudited Consolidated Balance Sheets as of March 31, 2001
     and December 31, 2000..................................     1
  Unaudited Consolidated Statements of Operations for the
     Three Months Ended March 31, 2001 and 2000.............     2
  Unaudited Consolidated Statements of Cash Flows for the
     Three Months Ended March 31, 2001 and 2000.............     3
  Notes to Unaudited Consolidated Financial Statements......     4
Item 2. Management's Discussion and Analysis of Financial
  Condition and Results of Operations.......................     9
Item 3. Quantitative and Qualitative Disclosures About
  Market Risk...............................................    16

PART II
OTHER INFORMATION
Item 2. Changes in Securities and Use of Proceeds...........    17
Item 6. Exhibits and Reports on Form 8-K....................    18
Signatures..................................................    21

                        PART I -- FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                               NATIONSRENT, INC.

                     UNAUDITED CONSOLIDATED BALANCE SHEETS
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                              MARCH 31,    DECEMBER 31,
                                                                 2001          2000
                                                              ----------   ------------
                           ASSETS
Cash and cash equivalents...................................  $    6,864    $   67,813
Accounts receivable, net....................................     117,222       129,389
Inventories.................................................      33,533        33,438
Prepaid expenses and other assets...........................      21,106        20,623
Deferred financing costs, net...............................      16,523        17,221
Rental equipment, net.......................................     506,897       526,958
Assets held for sale........................................      16,574        35,638
Property and equipment, net.................................     101,819       103,977
Intangible assets related to acquired businesses, net.......     780,232       784,939
                                                              ----------    ----------
          Total Assets......................................  $1,600,770    $1,719,996
                                                              ==========    ==========

            LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
  Accounts payable..........................................  $   46,753    $   84,069
  Accrued compensation and related taxes....................       6,415         4,466
  Accrued expenses and other liabilities....................      69,788        61,854
  Debt......................................................   1,064,329     1,117,026
  Income taxes payable......................................         100           100
  Deferred income taxes.....................................          --        11,510
                                                              ----------    ----------
          Total liabilities.................................   1,187,385     1,279,025
                                                              ----------    ----------
Commitments and Contingencies
Stockholders' Equity:
  Preferred stock -- $0.01 par value, 5,000,000 shares
     authorized:
     Series A convertible, $100,000 liquidation preference,
     100,000 shares issued and outstanding at March 31, 2001
     and December 31, 2000..................................           1             1
     Series B convertible, $100,000 liquidation preference,
     100,000 shares issued and outstanding at March 31, 2001
     and December 31, 2000..................................           1             1
  Common stock-- $0.01 par value, 250,000,000 shares
     authorized, 57,359,281 shares and 57,505,481 shares
     issued and outstanding at March 31, 2001 and December
     31, 2000, respectively.................................         584           584
  Additional paid-in capital................................     471,172       471,172
  Retained earnings (deficit)...............................     (55,493)      (28,112)
  Treasury stock, at cost, 1,065,200 shares and 919,000
     shares at March 31, 2001 and December 31, 2000,
     respectively...........................................      (2,880)       (2,675)
                                                              ----------    ----------
          Total stockholders' equity........................     413,385       440,971
                                                              ----------    ----------
          Total Liabilities and Stockholders' Equity........  $1,600,770    $1,719,996
                                                              ==========    ==========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                               NATIONSRENT, INC.

                UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                              THREE MONTHS ENDED
                                                                   MARCH 31,
                                                              -------------------
                                                                2001       2000
                                                              --------   --------
Revenue:
  Equipment rentals.........................................  $109,294   $110,346
  Sales of equipment, merchandise, service, parts and
     supplies...............................................    39,492     31,850
                                                              --------   --------
          Total revenue.....................................   148,786    142,196
                                                              --------   --------
Cost of revenue:
  Cost of equipment rentals.................................    50,285     38,005
  Rental equipment depreciation and lease expense...........    26,981     23,173
  Cost of sales of equipment, merchandise, service, parts
     and supplies...........................................    36,489     21,344
                                                              --------   --------
          Total cost of revenue.............................   113,755     82,522
                                                              --------   --------
Gross profit................................................    35,031     59,674
Operating expenses:
  Selling, general and administrative expenses..............    24,211     25,803
  Restructuring charge......................................     6,301         --
  Non-rental equipment depreciation and amortization........     8,167      5,646
                                                              --------   --------
Operating income (loss).....................................    (3,648)    28,225
                                                              --------   --------
Other (income)/expense:
  Interest expense..........................................    33,045     22,599
  Other, net................................................      (525)       (46)
                                                              --------   --------
                                                                32,520     22,553
                                                              --------   --------
Income (loss) before provision (benefit) for income taxes
 and cumulative effect of change in accounting principle....   (36,168)     5,672
  Provision (benefit) for income taxes......................   (10,146)     2,354
                                                              --------   --------
  Income (loss) before cumulative effect of change in
     accounting principle...................................   (26,022)     3,318
  Cumulative effect of change in accounting principle, net
     of income tax benefit
     (see note 1)...........................................     1,359         --
                                                              --------   --------
Net income (loss)...........................................  $(27,381)  $  3,318
                                                              ========   ========
Net income (loss) per share:
  Basic.....................................................  $  (0.48)  $   0.06
                                                              ========   ========
  Diluted...................................................  $  (0.48)  $   0.05
                                                              ========   ========
Weighted average common shares outstanding:
  Basic.....................................................    57,361     58,566
                                                              ========   ========
  Diluted...................................................    57,361     73,194
                                                              ========   ========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                               NATIONSRENT, INC.

                UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                               THREE MONTHS ENDED
                                                                    MARCH 31,
                                                              ---------------------
                                                                2001        2000
                                                              ---------   ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)...........................................  $ (27,381)  $   3,318
Adjustments to reconcile net income (loss) to net cash
  provided by (used in) operating activities:
  Depreciation and amortization.............................     20,247      18,565
  Non-cash restructuring charge.............................      6,301          --
  Loss (gain) on disposal of non-rental equipment...........       (104)          6
  Gain on sale of rental equipment..........................     (1,442)     (6,629)
  Deferred income tax provision (benefit)...................    (11,200)      1,829
  Changes in operating assets and liabilities:
       Accounts receivable..................................     12,166       8,132
       Inventories..........................................        (95)     (2,375)
       Prepaid expenses and other assets....................      3,463      (4,247)
       Accounts payable.....................................    (34,846)     13,175
       Accrued expenses and other liabilities...............      6,397       5,868
       Income taxes payable.................................         --        (383)
                                                              ---------   ---------
       Net cash provided by (used in) operating
        activities..........................................    (26,494)     37,259
                                                              ---------   ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Acquisition of businesses, net of cash acquired........         --     (19,475)
     Payment of contingent acquisition consideration........         --     (10,750)
     Purchases of rental equipment..........................     (3,797)    (68,067)
     Purchases of property and equipment....................     (2,498)     (8,923)
     Proceeds from sale of rental equipment.................     30,157      15,892
     Proceeds from sale of non-rental equipment.............        935          --
                                                              ---------   ---------
       Net cash provided by (used in) investing
        activities..........................................     24,797     (91,323)
                                                              ---------   ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from debt.....................................      9,586     141,840
     Repayments of debt.....................................    (64,752)    (86,800)
     Purchase of treasury stock.............................       (205)         --
     Debt issuance costs....................................     (3,881)        (24)
                                                              ---------   ---------
       Net cash provided by (used in) financing
        activities..........................................    (59,252)     55,016
                                                              ---------   ---------
Net increase (decrease) in cash and cash equivalents........    (60,949)        952
Cash and cash equivalents, beginning of period..............     67,813       5,290
                                                              ---------   ---------
Cash and cash equivalents, end of period....................  $   6,864   $   6,242
                                                              =========   =========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
     Cash paid for interest.................................  $  17,418   $  10,847
                                                              =========   =========
     Cash paid for income taxes.............................  $      85   $     638
                                                              =========   =========
SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING
  ACTIVITIES:
  The Company acquired the net assets and assumed certain
     liabilities of certain businesses as follows:
     Total assets, net of cash acquired.....................  $      --   $  35,072
     Total liabilities assumed..............................         --     (11,027)
     Amount paid through the issuance of debt and future
      contractual payments..................................         --      (4,570)
                                                              ---------   ---------
       Net cash paid........................................  $      --   $  19,475
                                                              =========   =========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                               NATIONSRENT, INC.

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2001

NOTE 1 -- BASIS OF PRESENTATION

     The accompanying unaudited interim consolidated financial statements have been prepared by NationsRent, Inc. (the "Company") and reflect all adjustments of a normal recurring nature which are, in the opinion of management, necessary for a fair presentation of financial results for the three months ended March 31, 2001 and 2000, in accordance with generally accepted accounting principles for interim financial reporting and pursuant to Article 10 of Regulation S-X. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. For interim reporting purposes, certain expenses are charged to earnings in proportion to the relationship that revenue for such period bears to estimated full year revenue and related expenses. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. These unaudited interim consolidated financial statements should be read in conjunction with the consolidated financial statements for the year ended December 31, 2000 appearing in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission. The results of operations for the three months ended March 31, 2001 are not necessarily indicative of the results which may be reported for the year ending December 31, 2001.

     The unaudited interim consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All material intercompany transactions and balances have been eliminated in consolidation.

IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

     Effective January 1, 2001, the Company adopted Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended ("SFAS No. 133"). This statement establishes accounting and reporting standards for derivative instruments and hedging activities. Under SFAS No. 133, all derivatives must be recognized as assets or liabilities and measured at fair value. If the derivative is designated as a cash flow hedge, the effective portions of changes in the fair value of the derivative are recorded in other comprehensive income and are recognized in the income statement when the hedged item affects earnings. Ineffective portions of changes in the fair value of cash flow hedges are recognized in earnings.

     The use of interest rate risk management instruments, such as swaps, is required under the terms of the Company's Senior Revolving Credit and Term Loan Facility (the "Credit Facility"). The Company has developed and implemented a policy to maintain the percentage of fixed and variable debt within certain parameters. Through the use of swaps, the Company limits its exposure to and benefits from interest rate fluctuations on variable rate debt to within a certain range of rates. At March 31, 2001, the amount covered by swaps was $195.0 million, with effective interest rates between 6.6% and 6.8%. The Company recognizes its derivatives on the balance sheet at fair value, representing a liability of approximately $4,191,000 as of March 31, 2001 which is included in other accrued liabilities in the accompanying unaudited consolidated balance sheet. The Company has determined the interest rate swaps to be ineffective cash flow hedges, as defined by SFAS No. 133. In accordance with the transition provisions of SFAS No. 133, the Company recorded a $1,359,000 charge net of income tax benefits or $0.02 per share, which is recorded in the unaudited consolidated statement of operations for the three months ended March 31, 2001 as a cumulative effect of change in accounting principle. The impact of the change in value of the Company's swaps for the three months ended March 31, 2001 resulted in a charge to interest expense of $1,864,000.

                               NATIONSRENT, INC.

NOTE 2 -- RESTRUCTURING CHARGE

     During the fourth quarter of 2000, the Company implemented a plan to restructure certain of its operations to address a significant imbalance between its revenue and costs. During the first quarter of 2001, the Company implemented additional actions to restructure certain of its operations. The restructuring plan is comprised of the following major components: (i) the sale of excess rental equipment, which primarily relates to a portion of the Company's heavy earthmoving equipment that has the highest unit cost, requires the most expensive support infrastructure and has the lowest return on investment; (ii) the abandonment of certain information system projects that were under development; (iii) the elimination of jobs company-wide and the consolidation of various departments within the Company's organization; and (iv) the closure of certain rental and office locations.

     Pursuant to the Company's restructuring plan, during the fourth quarter of 2000, the Company recorded a pre-tax restructuring charge of approximately $72,005,000 and during the first quarter of 2001, the Company recorded an additional pre-tax restructuring charge of approximately $6,301,000 ($4,533,000 after-tax or $0.08 per share). The components of these charges, along with the 2001 activity related to these charges, are presented in the following table (in thousands).

                                   RESERVE                                           RESERVE
                                  BALANCE AT     AMOUNTS          DEDUCTIONS        BALANCE AT
                                 DECEMBER 31,   CHARGED TO    -------------------   MARCH 31,
                                     2000         INCOME       CASH      NON-CASH      2001
                                 ------------   ----------    -------    --------   ----------
Rental fleet disposition.....      $36,491        $5,088      $    --    $(17,413)   $24,166
Information systems
  abandonment................          900            --         (225)         --        675
Employee termination
  severance costs............        6,636         1,144       (2,295)         --      5,485
Facility closures............        1,763            69           --         (71)     1,761
                                   -------        ------      -------    --------    -------
                                   $45,790        $6,301      $(2,520)   $(17,484)   $32,087
                                   =======        ======      =======    ========    =======

     The accrual for rental fleet disposition represents estimated losses on assets held for sale at March 31, 2001 and includes approximately $10,400,000 of losses related to the sale of leased rental equipment. During the fourth quarter of 2000 and the first quarter of 2001, the Company sold approximately 53% of the $156,700,000 of original cost of the rental equipment that has been identified for sale under the restructuring plan. The Company plans to sell the remaining rental equipment by mid-2001 through sales to independent third parties through auctions, brokers and retail sales. Although the Company is aggressively marketing these assets held for sale, the disposition of the remainder of these assets could extend beyond mid-2001.

     The remaining accrual for the abandonment of information systems is for payments related to certain abandoned software which will be paid through 2001.

     The restructuring plan includes the termination and payment of related severance benefits under the Company's existing severance plan and agreements for approximately 525 employees, of which 402 had been terminated as of March 31, 2001. The remaining terminations will be substantially completed by the third quarter of 2001 and payments are expected to be made through 2002.

     Eighteen of the Company's facilities, primarily rental locations, were identified for closure under the restructuring plan of which 11 had been closed as of March 31, 2001. The exit costs associated with these facility closures consist primarily of future lease commitments, after considering estimated sublease opportunities, and the write-off of capital improvements made to such facilities. The Company anticipates that the remaining closures will be completed by mid-2001. Lease payments for the facility closures extend into 2009. Although the Company intends to aggressively market these locations for subleases on acceptable terms, the ultimate time required to obtain acceptable subleases may extend beyond the Company's estimates. The

                               NATIONSRENT, INC.

Company has other rental locations in the geographic markets where the facility closures are taking place. The Company believes that revenue and results of operations related to the closed locations will be retained by these other rental locations in the same geographic markets.

NOTE 3 -- ACQUISITIONS

     The Company made three acquisitions of equipment rental businesses during the three months ended March 31, 2000. The aggregate consideration for these acquisitions was $24,191,000 and consisted of (i) $19,621,000 of cash, (ii) $3,475,000 of subordinated convertible debt and (iii) $1,095,000 of future contractual cash payments. In addition, the Company repaid or assumed outstanding indebtedness of the acquired companies in the aggregate amount of $8,930,000. These acquisitions have been accounted for using the purchase method and, accordingly, the acquired assets and assumed liabilities, including goodwill, have been recorded at their estimated fair values as of the date of acquisition.

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

NOTE 5 -- EARNINGS (LOSS) PER SHARE

     The following table sets forth the computation of basic and diluted earnings (loss) per share (in thousands, except per share data):

                                                              THREE MONTHS ENDED
                                                                   MARCH 31,
                                                              -------------------
                                                                2001       2000
                                                              --------    -------
Numerator for diluted earnings (loss) per share -- net
  income (loss).............................................  $(27,381)   $ 3,318
                                                              ========    =======
Denominator:
  Denominator for basic earnings (loss) per
     share--weighted-average shares.........................    57,361     58,566
  Effect of dilutive securities:
     Preferred stock........................................        --     14,286
     Employee stock options.................................        --        342
                                                              --------    -------
Denominator for diluted earnings (loss) per share-- adjusted
  weighted-average shares...................................    57,361     73,194
                                                              ========    =======
Basic earnings (loss) per share.............................  $  (0.48)   $  0.06
                                                              ========    =======
Diluted earnings (loss) per share...........................  $  (0.48)   $  0.05
                                                              ========    =======

     Options and warrants to purchase 8,443,094 and 5,459,427 shares of Common Stock were outstanding at March 31, 2001 and 2000, respectively, but were not included in the computation of diluted earnings per share

                               NATIONSRENT, INC.

because the options' exercise price was greater than the average market value of the shares of Common Stock for the periods presented and, therefore, the effect would be anti-dilutive. The convertible subordinated debt was excluded from the diluted earnings per share calculation for the three months ended March 31, 2001 and 2000, respectively, as such debt was anti-dilutive in such periods.

     Preferred stock and subordinated debt convertible into 36,507,937 and 11,375,871 shares of Common Stock, respectively, were outstanding at March 31, 2001 but were not included in the computation of diluted earnings per share since their effect would be anti-dilutive.

NOTE 6 -- COMPREHENSIVE INCOME (LOSS)

     The objective of reporting comprehensive income (loss) is to disclose all changes in equity of an enterprise that result from transactions and other economic events in a period other than transactions with owners. The comprehensive income (loss) of the Company was equal to net income (loss) for all periods presented.

NOTE 7 -- TREASURY STOCK

     During the three months ended March 31, 2001, the Company repurchased 146,200 shares of its Common Stock in the open market for a cost of approximately $205,000 under its $5,000,000 Board authorized cumulative share repurchase program. Through March 31, 2001, an aggregate of 1,065,200 shares of Common Stock have been acquired under this program for an aggregate purchase price of approximately $2,880,000. These shares have been recorded as treasury stock in the accompanying consolidated financial statements.

NOTE 8 -- DEBT

     On March 15, 2001, the Company entered into an amendment to the Credit Facility, the terms of which included a waiver with respect to certain financial covenants at December 31, 2000, a reduction in total commitments and an increase in pricing. The amendment also changed certain financial covenants based on the Company's business plan for 2001. On the effective date of the amendment, the total commitments were reduced from $925,000,000 to $850,000,000. The Credit Facility now consists of a $400,000,000 term loan due July 2006 and a $450,000,000 revolving line of credit due July 2004, with quarterly caps on revolver availability of between $346,000,000 and $404,000,000 until delivery of financial statements for the fiscal quarter ending March 31, 2002. On December 31, 2001, the Company is required to pay down the term loan by $53,700,000. These reductions resulted in the write-off of approximately $3,600,000 in deferred financing costs during the first quarter of 2001 included in interest expense in the accompanying unaudited consolidated statement of operations. The Credit Facility can be used to make capital expenditures, enter into standby letters of credit or for working capital and other general corporate purposes. Borrowings under the revolving line of credit bear interest at either the Fleet National Bank base rate plus a percentage ranging from 0.50% to 2.50% or, at the Company's option, the Eurodollar market rate plus a percentage ranging from 1.75% to 4.50%. The term loan bears interest at the base rate plus 2.00% to 2.50%, or at the Company's option, the Eurodollar market rate plus 3.25% to 4.50%. The percentage over the Eurodollar market rate and base rate is based on the Company's financial performance as measured by the senior funded debt ratio, the Company's senior secured debt rating and the total funded debt ratio. As of March 31, 2001, the percentage over the Eurodollar market rate and base rate for borrowings under the Credit Facility were 4.50% and 2.50%, respectively. The Credit Facility is secured by a security interest in substantially all of the Company's assets. The Credit Facility also imposes, among other covenants, a tangible assets to senior debt covenant, a restriction on all of the Company's retained earnings including the declaration and payment of cash dividends and a restriction on the ratio of total and senior funded debt to earnings before interest, income taxes, depreciation and amortization. Until December 31, 2001, the Company is also subject to a quarterly and cumulative limitation on the Company's capital expenditures for rental and non-rental equipment and for growth activities, and a quarterly and cumulative required minimum earnings before interest, income taxes, depreciation and amortization. For 2001, the Company is also required to generate proceeds from the sale of used equipment and other asset sales

                               NATIONSRENT, INC.

in excess of its capital expenditures. In the event the Company's financial performance in the future fails to meet certain covenants in the Credit Facility, it could have a material adverse effect on the Company's business, financial condition, results of operations or prospects. On March 31, 2001, $292,400,000 and $400,000,000 of cash borrowings were outstanding under the revolving line of credit and term loan respectively.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion and analysis of our consolidated results of operations and financial condition should be read in conjunction with the unaudited interim consolidated financial statements and the related notes included herein and the consolidated financial statements for the year ended December 31, 2000 appearing in our Annual Report on Form 10-K filed with the Securities and Exchange Commission.

GENERAL

     NationsRent is a leading provider of rental equipment in the United States. We offer a comprehensive line of equipment for rent primarily to a broad range of construction and industrial customers including general contractors, subcontractors, highway contractors, manufacturing plants and distribution centers. We also sell used and new equipment, spare parts and supplies. As of March 31, 2001, we operated over 200 equipment rental locations in 27 states. We have become a leading provider of rental equipment as a result of a combination of having acquired platform companies in target markets, opened or acquired additional locations concentrated around those businesses and expanded the selection and availability of our rental fleet.

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

RESTRUCTURING ACTIVITIES

     During the fourth quarter of 2000, we implemented a plan to restructure certain of our operations to address a significant imbalance between our revenue and costs. During the first quarter of 2001, we implemented additional actions to restructure certain of its operations. The restructuring plan is comprised of the following major components:

     - the sale of excess rental equipment, which primarily relates to a portion of our heavy earthmoving equipment that has the highest unit cost, requires the most expensive support infrastructure and has the lowest return on investment;

     - the abandonment of certain information system projects that were under development;

     - the elimination of jobs company-wide and the consolidation of various departments within our organization; and

     - the closure of certain rental and office locations.

     Pursuant to our restructuring plan, during the fourth quarter of 2000, we recorded a pre-tax restructuring charge of $72.0 million and during the first quarter of 2001, we recorded an additional pre-tax restructuring charge of $6.3 million ($4.5 million after-tax or $0.08 per share). The components of these charges, along with the 2001 activity related to these charges, are presented in the following table (in thousands).

                                   RESERVE                                           RESERVE
                                  BALANCE AT     AMOUNTS          DEDUCTIONS        BALANCE AT
                                 DECEMBER 31,   CHARGED TO    -------------------   MARCH 31,
                                     2000         INCOME       CASH      NON-CASH      2001
                                 ------------   ----------    -------    --------   ----------
Rental fleet disposition.....      $36,491        $5,088      $    --    $(17,413)   $24,166
Information systems
  abandonment................          900            --         (225)         --        675
Employee termination
  severance costs............        6,636         1,144       (2,295)         --      5,485
Facility closures............        1,763            69           --         (71)     1,761
                                   -------        ------      -------    --------    -------
                                   $45,790        $6,301      $(2,520)   $(17,484)   $32,087
                                   =======        ======      =======    ========    =======

     The accrual for rental fleet disposition represents estimated losses on assets held for sale at March 31, 2001 and includes approximately $10.4 million of losses related to the sale of leased rental equipment. During the fourth quarter of 2000 and the first quarter of 2001, we have sold approximately 53% of the $156.7 million of original cost of the rental equipment that has been identified for sale under the restructuring plan. We plan to sell the remaining rental equipment by mid-2001 through sales to independent third parties through auctions, brokers and retail sales. Although we are aggressively marketing these assets held for sale, the disposition of these assets could extend beyond mid-2001.

     The remaining accrual for the abandonment of information systems is for payments related to certain abandoned software which will be paid through 2001.

     The restructuring plan includes the termination and payment of related severance benefits under our existing severance plan and agreements for approximately 525 employees, of which 402 had been terminated as of March 31, 2001. The remaining terminations will be substantially completed during the third quarter of 2001 and payments are expected to be made through 2002.

     Eighteen of our facilities, primarily rental locations, were identified for closure under the restructuring plan of which 11 had been closed as of March 31, 2001. The exit costs associated with these facility closures consist primarily of future lease commitments, after considering estimated sublease opportunities, and the write-off of capital improvements made to such facilities. We anticipate that the remaining closures will be completed by mid-2001. Lease payments for the facility closures extend into 2009. Although we intend to aggressively market these locations for subleases on acceptable terms, the ultimate time required to obtain acceptable subleases may extend beyond our estimates. We have other rental locations in the geographic markets where the facility closures are taking place. We believe that revenue and results of operations related to the closed locations will be retained by these other rental locations in the same geographic markets.

NEW STORES

     In October 2000, we entered into an exclusive multi-year strategic alliance with Lowe's Companies, Inc., the world's second largest home improvement retailer, to operate NationsRent rental centers within select Lowe's home improvement stores. Operating as a store within a store adjacent to the entrance of a Lowe's store, the NationsRent stores will rent our full line of construction tools and equipment to Lowe's customers. We will lease these rental centers from Lowe's for terms initially expiring in 2008 with two five-year renewal options. The Lowe's strategic alliance has and will require us to accelerate investments in systems, training, brand support and other store start-up costs. As of March 31, 2001, we operated 14 NationsRent rental centers at Lowe's locations and we anticipate having a total of 40 of these stores opened by the end of 2001.

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

HISTORICAL RESULTS OF OPERATIONS

  Three Months Ended March 31, 2001 and 2000

     Revenue. The following table sets forth our revenue by type for the years ended March 31, 2001 and 2000 (in thousands, except percentages):

                                                         YEAR ENDED MARCH 31,
                                                --------------------------------------
                                                      2001                 2000
                                                -----------------    -----------------
Equipment rentals.............................  $109,294     73.5%   $110,346     77.6%
Sales of equipment, merchandise, service,
  parts and supplies..........................    39,492     26.5      31,850     22.4
                                                --------    -----    --------    -----
                                                $148,786    100.0%   $142,196    100.0%
                                                ========    =====    ========    =====

     Total revenue increased $6.6 million, or 4.6%, for the three months ended March 31, 2001 when compared to the same period in 2000. Rental revenue decreased $1.0 million, or 1.0%, for the three months ended March 31, 2001 when compared to the same period in 2000. Rental revenue was negatively impacted for the three months ended March 31, 2001 by adverse weather, competitive market conditions and the slowing economy in certain of our markets, as well as internal disruptions caused by our restructuring plan discussed above. In addition, during 2000 the Company divested certain non-core businesses. The increase in total revenue was primarily the result of revenue from the sale of rental fleet pursuant to our restructuring plan discussed above, which was recorded with no gross profit.

     Gross Profit. Gross profit decreased $24.7 million for the three months ended March 31, 2001 when compared to the same period in 2000. Gross profit as a percentage of total revenue was 23.5% for the three months ended March 31, 2001, compared to 42.0% for the same period in 2000.

     The decrease in gross profit for the three months ended March 31, 2001 when compared to the same period in 2000 was primarily due to an increase in costs associated with the new stores opened in 2000, an increase in insurance expense, additional property tax related to the increased levels of rental fleet, decreased sales of used equipment in the ordinary course of business and an increase in costs associated with our delivery fleet.

     Operating Expenses. Selling, general and administrative expenses decreased $1.6 million for the three months ended March 31, 2001 when compared to the same period in 2000. Selling, general and administrative expenses were positively impacted by cost reductions made pursuant to our restructuring plan discussed above, offset by approximately $1.4 million of charges related to the renegotiation of certain contracts and professional fees. Selling, general and administrative expenses as a percentage of total revenue were 16.3% and 18.1% for the three months ended March 31, 2001 and 2000, respectively. The decrease in selling, general and administrative expenses as a percentage of total revenue was primarily a result of the reduction in expense discussed above and the increase in total revenue.

     Also included in operating expenses is a $6.3 million charge for restructuring for the three months ended March 31, 2001 discussed above.

     Non-rental equipment depreciation and amortization increased $2.6 million for the three months ended March 31, 2001 when compared to the same period in 2000. This increase is primarily related to an increase in goodwill amortization for businesses acquired in late 1999 and early 2000 and an increase in depreciation expense related to improvements made to our rental locations.

     Operating Income (Loss). Operating income decreased $32.0 million for the three months ended March 31, 2001 when compared to the same period in 2000. The reduction in operating income was primarily related to the factors discussed above.

     Other Income and Expense. Interest expense increased $10.4 million for the three months ended March 31, 2001 when compared to the same period in 2000. This increase was due primarily to a $3.6 million charge for the write-off of deferred financing costs in connection with the amendment to our senior credit facility entered into in March 2001 (see "Liquidity and Capital Resources"), a $1.9 million charge for the change in value of our interest rate swap agreements (see "Impact of Recently Issued Accounting Standards") and an increase in the interest rates charged on the variable portion of our bank debt. Interest expense is primarily attributable to borrowings under our senior credit facility, notes issued to finance the purchase of equipment, subordinated convertible notes issued to sellers of businesses we acquired and our senior subordinated notes.

     Income Taxes. Our effective income tax rate was 28.0% and 41.5% for the three months ended March 31, 2001 and 2000, respectively. For the three months ended March 31, 2001, we recognized a tax benefit only to the extent that we had deferred income tax liabilities recorded on our balance sheet.

     Cumulative Effect of Change in Accounting Principle. Effective January 1, 2001, we adopted Statement of Financial Accounting Standard No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended ("SFAS No. 133"). The adoption of SFAS No. 133 resulted in an after tax charge of $1.4 million as a cumulative effect of change in accounting principle. See "Impact of Recently Issued Accounting Standards."

     Net Income (Loss). Net income decreased $30.9 million for the three months ended March 31, 2001 when compared to the same period in 2000. The decrease in net income was primarily a result of the factors discussed above.

LIQUIDITY AND CAPITAL RESOURCES

     Our primary uses of cash have been the funding of acquisitions and capital expenditures. To date, we have funded our cash requirements primarily with borrowings under our senior credit facility, proceeds from the issuance of debt and equity securities, equity contributions from our founding stockholders and cash provided by operations.

     Our net cash used in operations was $26.5 million for the three months ended March 31, 2001 compared to net cash provided by operations of $37.3 million for the same period in 2000. The decrease in cash provided by operations was primarily due to a use of cash related to payments of accounts payable related to prior year purchases of rental fleet. Net cash provided by investing activities was $24.8 million for the three months ended March 31, 2001, primarily reflecting $3.8 million for purchases of rental equipment, $2.5 million for purchases of and improvements to property and equipment and $31.1 million of proceeds from the sale of both rental and non-rental equipment. Cash used in financing activities was $59.2 million for the three months ended March 31, 2000 and was primarily a result of repayments of our senior credit facility.

     In March 2001, we entered into an amendment to our senior credit facility, the terms of which included a waiver with respect to certain financial covenants at December 31, 2000, a reduction in total commitments and an increase in pricing. The amendment also changed certain financial covenants based on our business plan for 2001. On the effective date of the amendment, the total commitments were reduced from $925.0 million to $850.0 million. Our senior credit facility now consists of a $400.0 million term loan due July 2006 and a $450.0 million revolving line of credit due July 2004, with quarterly caps on revolver availability of between $346.0 million and $404.0 million until delivery of financial statements for the fiscal quarter ending March 31, 2002. On December 31, 2001, we will be required to pay down the term loan by $53.7 million. These reductions resulted in the write-off of approximately $3.6 million in deferred financing costs during the first quarter of 2001 included in interest expense in the accompanying unaudited consolidated statement of operations. The credit facility can be used to make capital expenditures, enter into standby letters of credit or for working capital and other general corporate purposes. Borrowings under the revolving line of credit bear interest at either the Fleet National Bank base rate plus a percentage ranging from 0.50% to 2.50% or, at our option, the Eurodollar market rate plus a percentage ranging from 1.75% to 4.50%. The term loan bears interest at the base rate plus 2.00% to 2.50%, or at our option, the Eurodollar market rate plus 3.25% to 4.50%. The percentage over the Eurodollar market rate and base rate is based on our financial performance as measured by the senior funded debt ratio, our senior secured debt rating and the total funded debt ratio. As of March 31, 2001, the percentage over the Eurodollar market rate and base rate for borrowings under our senior credit facility were 4.50% and 2.50%, respectively. Our senior credit facility is secured by a security interest in substantially all of our assets. Our senior credit facility also imposes, among other covenants, a tangible assets to senior debt covenant, a restriction on all of our retained earnings including the declaration and payment of cash dividends and a restriction on the ratio of total and senior funded debt to earnings before interest, income taxes, depreciation and amortization. Until December 31, 2001, we are also subject to a quarterly and cumulative limitation on our capital expenditures for rental and non-rental equipment and for growth activities, and a quarterly and cumulative required minimum earnings before interest, income taxes, depreciation and amortization. For 2001, we are also required to generate proceeds from the sale of used equipment and other asset sales in excess of our capital expenditures. In the event our financial performance in the future fails to meet certain covenants in the credit facility, it could have a material adverse effect on our business, financial condition, results of operations or prospects. On March 31, 2001, $292.4 million and $400.0 million of cash borrowings were outstanding under the revolving line of credit and term loan, respectively.

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

     We estimate that equipment expenditures over the next 12 months for our existing locations and for new store openings will be in the range of $25.0 to $35.0 million and proceeds from sales of used equipment will be in the range of $25.0 million to $50.0 million. Approximately two-thirds of the estimated capital expenditures is to replace existing rental equipment. We believe that we will be able to finance our short-term cash needs for equipment expenditures through cash generated from operations, borrowings under our senior credit facility and other third party financing. We estimate that such sources will be sufficient to fund the cash required for our existing operations for at least 12 months.

     During 2001, we expect to open 30 NationsRent stores within Lowe's stores and one other location. We estimate that the average aggregate capital costs associated with opening a Lowe's location to be in the range of $0.3 million to $0.5 million and the one other location to be in the range of $2.0 million to $4.5 million. We believe cash generated from operations and borrowings under our senior credit facility will be sufficient to fund these costs.

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

IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

     Effective January 1, 2001, we adopted SFAS No. 133. This statement establishes accounting and reporting standards for derivative instruments and hedging activities. Under SFAS No. 133, all derivatives must be recognized as assets or liabilities and measured at fair value. If the derivative is designated as a cash flow hedge, the effective portions of changes in the fair value of the derivative are recorded in other comprehensive income and are recognized in the income statement when the hedged item affects earnings. Ineffective portions of changes in the fair value of cash flow hedges are recognized in earnings.

     The use of interest rate risk management instruments, such as swaps, is required under the terms of our senior credit facility. We have developed and implemented a policy to maintain the percentage of fixed and variable debt within certain parameters. Through the use of swaps, we limit our exposure to and benefits from interest rate fluctuations on variable rate debt to within a certain range of rates. At March 31, 2001, the amount covered by swaps was $195.0 million, with effective interest rates between 6.6% and 6.8%. We recognize derivatives on the balance sheet at fair value, representing a liability of approximately $4.2 million as of March 31, 2001 which is included in other accrued liabilities in the accompanying unaudited consolidated balance sheet. The impact of the change in value of our swaps for the three months ended March 31, 2001 resulted in a charge to interest expense of $1.9 million. We determined the interest rate swaps to be ineffective cash flow hedges, as defined by SFAS No. 133. In accordance with the transition provisions of SFAS No. 133, we recorded a $1.4 million charge net of income tax expense or $0.02 per share, which is recorded in the unaudited consolidated statement of operations for the three months ended March 31, 2001 as a cumulative effect of change in accounting principle.

FACTORS THAT MAY AFFECT FUTURE RESULTS

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

     - We have substantial indebtedness and our ability to generate cash in order to service our indebtedness depends on many factors beyond our control;

     - The recent restructuring of our business may not improve our results of operations or profitability;

     - The availability of additional capital on terms acceptable to us which could affect our ability to execute growth and operating strategies;

     - Our business is dependent on changes in construction and industrial activities;

     - A downturn in the economy, or construction spending in particular, could decrease demand for our equipment and drive down rental rates;

     - The terms of our existing indebtedness may restrict our activities;

     - The equipment rental industry is highly competitive;

     - We have a limited operating history which makes it difficult to evaluate us, our growth strategy and our prospects in light of the risks, expenses and difficulties frequently encountered by companies in the early stages of development;

     - We may not be able to recover the start-up costs of our strategic alliance with Lowe's;

     - Our revenue and operating results are likely to continue to fluctuate from quarter to quarter;

     - We must comply with various safety and environmental regulations that may increase expenses and liabilities;

     - We may incur unanticipated liabilities associated with companies that we have acquired;

     - Some of our liabilities may not be covered by insurance;

     - Our operations are dependent on information systems;

     - Our executive officers and directors have a controlling interest in our company;

     - The value of your common stock may be diluted due to future stock issuances;

     - The price of our common stock is subject to volatility and may be subject to delisting from the New York Stock Exchange if we do not meet certain continued listing requirements;

     - We are restricted in our ability to pay dividends;

     - Shares eligible for future sale may adversely affect market prices of our common stock; and

     - Other risks and uncertainties described in our other filings with the Securities and Exchange Commission, including our Annual Report on Form 10-K for the year ended December 31, 2000.

     We make no commitment to disclose any revisions to forward-looking statements, or any fact, events or circumstances after the date hereof that may bear upon forward-looking statements.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Our exposure to market risk is limited primarily to the fluctuating interest rates associated with our variable rate indebtedness. Our variable interest rates are subject to interest rate changes in the United States and the Eurodollar market. At March 31, 2001, we had $742.0 million of variable rate indebtedness, representing approximately 69.7% of our total debt outstanding, at an average interest rate of 10.68%. In January 2000, we entered into a two-year modified interest rate swap contract to hedge the impact of interest rate fluctuations on certain variable rate debt. In September 2000, we entered into two additional two-year modified interest rate swap contracts. We do not hold or issue derivative financial instruments for trading or speculative purposes. The January 2000 interest rate swap fixes the Eurodollar interest rate at 6.80% on $165.0 million of variable rate debt through January 30, 2002. The September 2000 interest rate swaps fix the Eurodollar interest rate at 6.5915% and 6.582% on each $15.0 million of variable rate debt, respectively, through October 3, 2002. The interest differential is paid or received on a monthly basis and recognized as a component of interest expense. The counterparties to the swaps are major financial institutions and management believes that the risk of incurring credit losses is remote.

                          PART II -- OTHER INFORMATION

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

(C) RECENT SALES OF UNREGISTERED SECURITIES

     During the period from January 1, 2001 through March 31, 2001, we issued securities in the transactions set forth below. Each of these transactions was intended to be exempt from the registration requirements of the Securities Act of 1933, as amended, by virtue of Section 4(2) thereunder based on being issued in a transaction not involving a public offering.

     From January 1, 2001 through March 31, 2001, we granted options to certain of our employees to purchase an aggregate of 390,000 shares of common stock at exercise prices ranging from $1.53 to $2.00 per share. These options generally vest over a four-year period at the rate of 25% per year beginning on the first anniversary of the date of grant.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(A) EXHIBITS

EXHIBIT
NUMBER                                 DESCRIPTION
-------                                -----------
 3.1      --   Amended and Restated Certificate of Incorporation of the
               Company.(2)
 3.2      --   Amended and Restated By-Laws of the Company.(1)
 3.3      --   Certificate of Designation for Series A Convertible
               Preferred Stock.(6)
 3.4      --   Certificate of Amendment to Certificate of Designation for
               Series A Convertible Preferred Stock.(5)
 3.5      --   Certificate of Designation for Series B Convertible
               Preferred Stock.(8)
 4.1      --   Unregistered 10 3/8% Global Senior Subordinated Notes due
               2008.(4)
 4.2      --   Registered 10 3/8% Senior Subordinated Notes due 2008.(4)
 4.3      --   Senior Subordinated Guarantee dated December 11, 1998, of
               the Guarantors as defined therein.(4)
 4.4      --   Indenture, dated December 11, 1998, by and among Company,
               the Guarantors and The Bank of New York.(4)
 4.5      --   Registration Rights Agreement, dated December 11, 1998, by and among the Company, the Guarantors and the Initial
               Purchasers as defined therein.(4)
 4.6      --   Fifth Amended and Restated Revolving Credit and Term Loan
               Agreement, dated as of August 2, 2000, by and among the
               Company, certain of its subsidiaries, Fleet National Bank
               (f/k/a BankBoston, N.A.) and the other lending institutions party thereto, Fleet National Bank, as administrative agent,
               Bankers Trust Company, as syndication agent, and Scotiabanc
               Inc., as documentation agent.(8)
 4.7      --   Second Amended Restated Security Agreement, dated as of
               August 2, 2000, between the Company, certain of its
               subsidiaries, and Fleet National Bank (f/k/a BankBoston,
               N.A.), as administrative agent.(8)
 4.8      --   First Amendment to the Fifth Amended and Restated Revolving
               Credit and Term Loan Agreement and to the Second Amended and
               Restated Security Agreement, dated as of March 14, 2001, by and among the Company, certain of its subsidiaries, Fleet
               National Bank (f/k/a BankBoston, N.A.) and the other lending institutions party thereto, Fleet National Bank, as
               administrative agent, Bankers Trust Company, as syndication agent, and Scotiabanc Inc., as documentation agent.(9)
10.1      --   Stock Purchase Agreement, dated August 15, 1997, by and
               among the Company, Sam's and the shareholders of Sam's,
               together with Amendment Nos. 1-6.(1)
10.2      --   Form of Unsecured Subordinated Promissory Note -- Sam's.(1)
10.3      --   Form of Unsecured Convertible Promissory Note -- Sam's.(1)
10.4      --   Form of Unsecured Contingent Convertible Subordinated
               Promissory Note -- Sam's.(1)
10.5      --   Agreement, dated September 22, 1997, between the Company and
               Gary L. Gabriel.(1)
10.6      --   Asset Purchase Agreement, dated December 8, 1997, by and
               among NationsRent of Ohio, Inc., R&R Rental, Inc. ("R&R")
               and the sole shareholder of R&R, together with an Amendment dated December 10, 1997.(1)
10.7      --   Form of Unsecured Subordinated Promissory Note -- R&R.(1)
10.8      --   Asset Purchase Agreement, dated December 8, 1997, as
               amended, among NationsRent of Indiana, Inc. and C&E Rental and Service, Inc. ("C&E"), together with an Amendment dated
               December 23, 1997.(1)
10.9      --   Form of Unsecured Convertible Subordinated Promissory Note
               C&E.(1)

EXHIBIT
NUMBER                                 DESCRIPTION
-------                                -----------
10.10     --   Stock Purchase Agreement, dated December 20, 1997, as
               amended, among NationsRent of West Virginia, Inc., Titan,
               together with an Amendment dated December 31, 1997.(1)
10.11     --   Form of Unsecured Convertible Subordinated Promissory
               Note -- Titan.(1)
10.12     --   Stock Purchase Agreement, dated March 24, 1998, among the
               Company, Bode-Finn Limited Partnership ("Bode-Finn") and the
               shareholders of Bode-Finn, together with Amendment No. 1,
               dated April 6, 1998, and Amendment No. 2, dated April 17,
               1998.(1)
10.13     --   Form of Unsecured Convertible Subordinated Promissory Note
               -- Bode-Finn.(1)
10.14     --   Form of Warrant -- Bode-Finn.(1)
10.15     --   Registration Rights Agreement, dated May 5, 1998, among the
               Company, Bode-Finn, and Raymond E. Mason Foundation.(1)
10.16     --   Asset Purchase Agreement, dated March 25, 1998, among
               NationsRent of Indiana, Inc., RFL, Enterprises, Inc. and the
               sole shareholder of RFL Enterprises, Inc. ("RFL").(1)
10.17     --   Asset Purchase Agreement, dated April 21, 1998, among
               NationsRent of Florida, Inc. and Naples Rent-All and Sales
               Company, Inc. ("Naples").(1)
10.18     --   Form of Unsecured Convertible Subordinated Promissory
               Note -- Naples.(1)
10.19     --   Stock Purchase Agreement, dated May 7, 1998, among the
               Company, Raymond Equipment Co. ("Raymond Equipment") and the
               shareholders of Raymond Equipment.(1)
10.20     --   Form of Unsecured Subordinated Promissory Notes -- Raymond
               Equipment.(1)
10.21     --   Form of Unsecured Convertible Subordinated Promissory
               Note -- Raymond Equipment.(1)
10.22     --   Asset Purchase Agreement, dated May 14, 1998, among the
               Company and General Rental, Inc.(1)
10.23     --   Stock Purchase Agreement, dated May 30, 1998, among the
               Company, J. Kelly Co., Inc. ("J. Kelly") and the
               shareholders of J. Kelly.(1)
10.24     --   Form of Unsecured convertible Subordinated Promissory
               Note -- J. Kelly.(1)
10.25     --   Form of Registration Rights Agreement among the Company and the shareholders of J. Kelly.(1)
10.26     --   Asset Purchase Agreement, dated June 7, 1998, among the
               Company, Associated Rental Equipment Management Company,
               Inc. ("Associated") and the sole shareholder of
               Associated.(1)
10.27     --   Form of Unsecured Convertible Subordinated Promissory
               Note -- Associated.(1)
10.28     --   Form of Registration Rights Agreement -- Associated.(1)
10.29     --   Form of Subscription Agreement, dated May 1998, between the
               Company and certain subscribers.(1)
10.30     --   NationsRent Second Amended and Restated 1998 Stock Option
               Plan.(7)
10.31     --   Form of Stock Option Agreement.(1)
10.32     --   Amended and Restated Purchase Agreement, dated as of
               September 9, 1998, by and among NationsRent, Inc., Ray L.
               O'Neal, Inc., Arenco, L.L.C., Don R. O'Neal, Elizabeth M.
               O'Neal and the O'Neal Revocable Trust dated December 29,
               1987.(3)
10.33     --   Unsecured Convertible Subordinated Promissory Note, dated as of October 23, 1998, from the Company to Ray L. O'Neal,
               Inc.(3)
10.34     --   Preferred Stock Purchase Agreement, dated July 20, 1999, by and among the Company, NR Holdings Limited and NR
               Investments Limited.(6)
10.35     --   Registration Rights Agreement, dated as of July 20, 1999, by and between the Company, NR Holdings Limited, NR Investments
               Limited, James L. Kirk and H. Wayne Huizenga.(6)

EXHIBIT
NUMBER                                 DESCRIPTION
-------                                -----------
10.36     --   Preferred Stock Purchase Agreement, dated August 2, 2000, by and among the Company, NR2 Holdings Limited, DB Capital
               Investors, L.P., J.P. Morgan Capital Corporation and Sixty
               Wall Street Fund, L.P.(8)
10.37     --   Registration Rights Agreement, dated as of August 2, 2000, by and among the Company, NR2 Holdings Limited, DB Capital
               Investors, L.P., J.P. Morgan Capital Corporation, Sixty Wall
               Street Fund, L.P., James L. Kirk and H. Wayne Huizenga and
               holders of the Series A Convertible Preferred Stock.(8)
10.38     --   Form of Change in Control Severance Agreement.(9)

---------------

(1) Incorporated by reference to the Company's Registration Statement on Form S-1, as amended, Commission File No. 333-56233.
(2) Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the period ended June 30, 1998.
(3) Incorporated by reference to the Company's Current Report on Form 8-K filed on November 9, 1998.
(4) Incorporated by reference to the Company's Registration Statement on Form S-4, Commission File No. 333-69691.
(5) Incorporated by reference to the Company's Registration Statement on Form S-3, Commission File No. 333-88603.
(6) Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the period ended June 30, 1999.
(7) Incorporated by reference to the Company's Registration Statement on Form S-8, Commission File No. 333-38870.
(8) Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the period ending June 30, 2000.
(9) Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 2000.

(B) REPORTS ON FORM 8-K

     The Company did not file any Current Reports on Form 8-K during the quarter ended March 31, 2001.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          NATIONSRENT, INC.

Date: May 15, 2001                                       By: /s/ JAMES L. KIRK
                                                                            -------------------------------------
                                                                            James L. Kirk
                                                                            Chairman of the Board and Chief
                                                                            Executive Officer
                                                                            (Duly Authorized Officer)

Date: May 15, 2001                                       By: /s/ EZRA SHASHOUA
                                                                           --------------------------------------
                                                                           Ezra Shashoua
                                                                           Executive Vice President and Chief
                                                                           Financial Officer
                                                                           (Principal Financial Officer)

Date: May 15, 2001                                       By: /s/ KRIS E. HANSEL
                                                                           --------------------------------------
                                                                           Kris E. Hansel
                                                                           Vice President and Controller
                                                                           (Principal Accounting Officer)