Form 10-Q
period 2001-09-30
NATIONSRENT INC
filed 2001-11-14
CIK 1062515

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

       FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2001

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

     The number of shares of Common Stock, par value $0.01 per share, outstanding on November 7, 2001 was 57,364,437.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               NATIONSRENT, INC.

                           INDEX TO QUARTERLY REPORT

                                  ON FORM 10-Q

                    FOR THE QUARTER ENDED SEPTEMBER 30, 2001

                                     PART I
                             FINANCIAL INFORMATION

                                                               PAGE
                                                              NUMBER
                                                              ------
Item 1. Financial Statements
  Consolidated Balance Sheets as of September 30, 2001
     (Unaudited) and December 31, 2000......................     1
  Unaudited Consolidated Statements of Operations for the
     Three Months and Nine Months Ended September 30, 2001
     and 2000...............................................     2
  Unaudited Consolidated Statements of Cash Flows for the
     Nine Months Ended September 30, 2001 and 2000..........     3
  Notes to Unaudited Consolidated Financial Statements......     4
Item 2. Management's Discussion and Analysis of Financial
  Condition and Results of
  Operations................................................    13
Item 3. Quantitative and Qualitative Disclosures About
  Market Risk...............................................    22

PART II
OTHER INFORMATION
Item 2. Changes in Securities and Use of Proceeds...........    23
Item 3. Defaults Upon Senior Securities.....................    23
Item 6. Exhibits and Reports on Form 8-K....................    24
Signatures..................................................    27

                        PART I -- FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                               NATIONSRENT, INC.

                          CONSOLIDATED BALANCE SHEETS
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                              SEPTEMBER 30,   DECEMBER 31,
                                                                  2001            2000
                                                              -------------   ------------
                                                               (UNAUDITED)
                                          ASSETS
Cash and cash equivalents...................................   $   43,038      $   67,813
Accounts receivable, net....................................      122,328         129,389
Inventories.................................................       36,125          33,438
Prepaid expenses and other assets...........................       19,396          20,623
Deferred financing costs, net...............................       16,381          17,221
Rental equipment, net.......................................      475,507         526,958
Assets held for sale........................................        1,150          35,638
Property and equipment, net.................................      101,211         103,977
Intangible assets related to acquired businesses, net.......      770,824         784,939
                                                               ----------      ----------
          Total Assets......................................   $1,585,960      $1,719,996
                                                               ==========      ==========

                           LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
  Accounts payable..........................................   $   21,099      $   84,069
  Accrued compensation and related taxes....................        5,531           4,466
  Accrued expenses and other liabilities....................       52,376          61,854
  Debt......................................................    1,118,413       1,117,026
  Income taxes payable......................................           17             100
  Deferred income taxes.....................................           --          11,510
                                                               ----------      ----------
          Total liabilities.................................    1,197,436       1,279,025
                                                               ----------      ----------
Commitments and Contingencies (Note 1)
Stockholders' Equity:
  Preferred stock -- $0.01 par value, 5,000,000 shares
     authorized:
     Series A convertible, $100,000 liquidation preference,
     100,000 shares issued and outstanding at September 30,
     2001 and December 31, 2000.............................            1               1
     Series B convertible, $100,000 liquidation preference,
     100,000 shares issued and outstanding at September 30,
     2001 and December 31, 2000.............................            1               1
  Common stock-- $0.01 par value, 250,000,000 shares
     authorized, 57,364,437 shares and 57,505,481 shares
     issued and outstanding at September 30, 2001 and
     December 31, 2000, respectively........................          584             584
  Additional paid-in capital................................      471,172         471,172
  Accumulated deficit.......................................      (80,354)        (28,112)
  Treasury stock, at cost, 1,065,200 shares and 919,000
     shares at September 30, 2001 and December 31, 2000,
     respectively...........................................       (2,880)         (2,675)
                                                               ----------      ----------
          Total stockholders' equity........................      388,524         440,971
                                                               ----------      ----------
          Total Liabilities and Stockholders' Equity........   $1,585,960      $1,719,996
                                                               ==========      ==========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                               NATIONSRENT, INC.

                UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                        THREE MONTHS ENDED     NINE MONTHS ENDED
                                                           SEPTEMBER 30,         SEPTEMBER 30,
                                                        -------------------   -------------------
                                                          2001       2000       2001       2000
                                                        --------   --------   --------   --------
Revenue:
  Equipment rentals...................................  $140,309   $155,774   $384,021   $407,625
  Sales of equipment, merchandise, service, parts and
     supplies.........................................    17,547     28,803     80,449     89,636
                                                        --------   --------   --------   --------
          Total revenue...............................   157,856    184,577    464,470    497,261
                                                        --------   --------   --------   --------
Cost of revenue:
  Cost of equipment rentals...........................    56,379     58,884    155,730    145,963
  Rental equipment depreciation and lease expense.....    37,325     36,259     98,828     91,223
  Cost of sales of equipment, merchandise, service,
     parts and supplies...............................    16,590     19,265     72,981     60,911
                                                        --------   --------   --------   --------
          Total cost of revenue.......................   110,294    114,408    327,539    298,097
                                                        --------   --------   --------   --------
Gross profit..........................................    47,562     70,169    136,931    199,164
Operating expenses:
  Selling, general and administrative expenses........    28,925     32,852     77,417     89,267
  Restructuring charge, net...........................        --         --      6,115         --
  Non-rental equipment depreciation and
     amortization.....................................     9,014      7,293     25,482     19,233
                                                        --------   --------   --------   --------
Operating income......................................     9,623     30,024     27,917     90,664
                                                        --------   --------   --------   --------
Other (income)/expense:
  Interest expense....................................    27,004     25,821     89,637     72,117
  Other, net..........................................         3          5     (1,082)       191
                                                        --------   --------   --------   --------
                                                          27,007     25,826     88,555     72,308
                                                        --------   --------   --------   --------
Income (loss) before provision (benefit) for income
 taxes and cumulative effect of change in accounting
 principle............................................   (17,384)     4,198    (60,638)    18,356
  Provision (benefit) for income taxes................     2,375      2,935     (9,755)     8,810
                                                        --------   --------   --------   --------
  Income (loss) before cumulative effect of change in
     accounting principle.............................   (19,759)     1,263    (50,883)     9,546
  Cumulative effect of change in accounting principle,
     net of income tax benefit (see note 1)...........        --         --      1,359         --
                                                        --------   --------   --------   --------
Net income (loss).....................................  $(19,759)  $  1,263   $(52,242)  $  9,546
                                                        ========   ========   ========   ========
Net income (loss) per share:
  Basic...............................................  $  (0.34)  $   0.02   $  (0.91)  $   0.16
                                                        ========   ========   ========   ========
  Diluted.............................................  $  (0.34)  $   0.02   $  (0.91)  $   0.13
                                                        ========   ========   ========   ========
Weighted average common shares outstanding:
  Basic...............................................    57,364     57,935     57,364     58,290
                                                        ========   ========   ========   ========
  Diluted.............................................    57,364     82,376     57,364     76,177
                                                        ========   ========   ========   ========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                               NATIONSRENT, INC.

                UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                NINE MONTHS ENDED
                                                                  SEPTEMBER 30,
                                                              ---------------------
                                                                2001        2000
                                                              ---------   ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)...........................................  $ (52,242)  $   9,546
Adjustments to reconcile net income (loss) to net cash
  provided by (used in) operating activities:
  Depreciation and amortization.............................     71,572      70,345
  Non-cash restructuring charge.............................      6,115          --
  Loss (gain) on disposal of non-rental equipment...........       (120)          6
  Gain on sale of rental equipment..........................     (3,264)    (15,380)
  Gain on sale of businesses................................       (486)         --
  Deferred income tax provision (benefit)...................    (11,200)      7,992
  Changes in operating assets and liabilities:
      Accounts receivable...................................      7,060     (24,520)
      Inventories...........................................     (2,972)     (1,230)
      Prepaid expenses and other assets.....................      4,959     (14,217)
      Accounts payable......................................    (58,600)     47,128
      Accrued expenses and other liabilities................    (12,091)     (2,198)
      Income taxes payable..................................        (83)         49
                                                              ---------   ---------
      Net cash (used in) provided by operating activities...    (51,352)     77,521
                                                              ---------   ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Acquisition of businesses, net of cash acquired.........         --     (21,117)
    Payment of contingent acquisition consideration.........         --     (11,750)
    Purchases of rental equipment...........................    (18,092)   (142,721)
    Purchases of property and equipment.....................     (7,552)    (30,442)
    Proceeds from sale of rental equipment..................     58,453      49,390
    Proceeds from sale of non-rental equipment..............      1,104          --
    Proceeds from sale of businesses........................        900       6,657
    Investment in affiliate.................................         --      (2,000)
                                                              ---------   ---------
      Net cash provided by (used in) investing activities...     34,813    (151,983)
                                                              ---------   ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from debt......................................    182,986     312,240
    Repayments of debt......................................   (185,970)   (325,509)
    Purchase of treasury stock..............................       (205)     (2,002)
    Debt issuance costs.....................................     (5,047)     (4,416)
    Proceeds from issuance of preferred stock, net..........         --      95,317
                                                              ---------   ---------
      Net cash (used in) provided by financing activities...     (8,236)     75,630
                                                              ---------   ---------
Net (decrease) increase in cash and cash equivalents........    (24,775)      1,168
Cash and cash equivalents, beginning of period..............     67,813       5,290
                                                              ---------   ---------
Cash and cash equivalents, end of period....................  $  43,038   $   6,458
                                                              =========   =========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
    Cash paid for interest..................................  $  59,076   $  62,985
                                                              =========   =========
    Cash paid for income taxes..............................  $     160   $     645
                                                              =========   =========
SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING
  ACTIVITIES:
  The Company acquired the net assets and assumed certain
    liabilities of certain businesses as follows:
    Total assets, net of cash acquired......................  $      --   $  38,101
    Total liabilities assumed...............................         --     (12,414)
    Amount paid through the issuance of debt and future
     contractual payments...................................         --      (4,570)
                                                              ---------   ---------
      Net cash paid.........................................  $      --   $  21,117
                                                              =========   =========
    Fixed assets acquired under financial obligations.......  $   4,371   $  32,535
                                                              =========   =========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                               NATIONSRENT, INC.

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2001

NOTE 1 -- BASIS OF PRESENTATION

     The accompanying unaudited interim consolidated financial statements have been prepared by NationsRent, Inc. (the "Company"), assuming that the Company will continue as a going concern which contemplates the realization of the carrying amounts of assets and the satisfaction of liabilities in the normal course of business. Such statements reflect all adjustments of a normal recurring nature which are, in the opinion of management, necessary for a fair presentation of financial results for the three and nine months ended September 30, 2001 and 2000, in accordance with generally accepted accounting principles for interim financial reporting and pursuant to Article 10 of Regulation S-X. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. For interim reporting purposes, certain expenses are charged to earnings in proportion to the relationship that revenue for such period bears to estimated full year revenue and related expenses. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. These unaudited interim consolidated financial statements should be read in conjunction with the consolidated financial statements for the year ended December 31, 2000 appearing in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission. The results of operations for the three and nine months ended September 30, 2001 are not necessarily indicative of the results which may be reported for the year ending December 31, 2001.

     The unaudited interim consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All material intercompany transactions and balances have been eliminated in consolidation. The comprehensive income (loss) of the Company was equal to net income (loss) for all periods presented.

LIQUIDITY AND CAPITAL RESOURCES

     The Company is highly leveraged and its ability to meet its financial obligations is dependent on, among other things, its results of operations and its ability to maintain compliance with its debt covenants, including financial ratios regarding debt, cash flows and fixed charge coverage on a quarterly basis. Over the past four quarters, the Company suffered significant losses from operations and its accumulated deficit totaled approximately $80,354,000 as of September 30, 2001. Historically, the Company has funded its cash requirements primarily with borrowings under its Senior Revolving Credit and Term Loan Facility (the "Credit Facility"), proceeds from the issuance of debt and equity securities and cash from operations. During 2001, the Company's primary sources of cash have been borrowings under the Credit Facility, cash generated from operations and proceeds from the sale of rental equipment. Despite the Company's restructuring efforts described in Note 2, principally as a result of the Company's accumulated operating losses, the Company was not in compliance with its third quarter financial covenants contained in the Credit Facility, and therefore, the Company is currently in default of the Credit Facility and is currently prohibited from borrowing under the Credit Facility. While additional borrowings under the Credit Facility remain unavailable, the Company will be required to fund its operations from cash on hand and cash generated from operations. At November 13, 2001, the Company had approximately $20,300,000 of cash invested.

     The Company's near term material debt service and lease commitments include a $53,700,000 term loan principal payment under the Credit Facility due December 1, 2001, interest payments on the Credit Facility of approximately $4,750,000 per month, an $8,100,000 principal payment on purchase money equipment financing due January 1, 2002, principal and interest payments on purchase money equipment financing of approximately $2,200,000 per month, interest payments on the Company's 10.375% Senior Subordinated Notes due 2008 (the "Senior Subordinated Notes") of approximately $9,100,000 due on December 15, 2001,

                               NATIONSRENT, INC.

principal payments on certain subordinated notes issued in connection with acquisitions ("Acquisition Notes") of approximately $7,500,000 due October 1, 2001, interest payments on Acquisition Notes of approximately $1,600,000 per quarter, lease payments pursuant to certain equipment and vehicle operating leases of approximately $24,400,000 per quarter, and lease payments pursuant to certain facility leases of approximately $2,300,000 per month.

     Principally as a result of the Company's accumulated operating losses and the default under the Credit Facility at September 30, 2001, the Company currently does not have the financial resources to make the $53,700,000 term loan payment due December 1, 2001. Under the terms of the Credit Facility, following an event of default, the senior lenders have several rights and remedies available to them, including declaring all amounts outstanding, together with accrued interest, to be immediately due and payable. Substantially all of the Company's assets are pledged as collateral to secure obligations under the Credit Facility. If the Company is unable to repay all outstanding amounts under its Credit Facility, the senior lenders could proceed against the collateral held by them to secure that indebtedness, and any proceeds realized upon the sale of this collateral would be used to first satisfy all amounts outstanding under the Credit Facility, and thereafter, any of the Company's other liabilities. Currently, the Company is actively working with its senior lenders to address its liquidity position.

     Under the terms of the Credit Facility, during the continuance of an event of default, the senior lenders may prohibit the Company from making principal and interest payments on subordinated indebtedness, such as the Senior Subordinated Notes and Acquisition Notes. If an interest payment on the Senior Subordinated Notes is not made 30 days after it is due or following any other default on the Senior Subordinated Notes which is not cured within the applicable grace period, the trustee or the holders of 25% of the principal amount of the notes may accelerate all amounts outstanding and declare the Senior Subordinated Notes immediately due and payable. In addition, the Company has not made certain principal and interest payments on certain Acquisition Notes due in October 2001 and certain of the holders of such notes have declared such notes immediately due and payable. Under the terms of such Acquisition Notes, so long as an event of default under the Credit Facility continues, the holders of such notes are required to forbear from taking any action to enforce the provisions of such notes for periods of either 120 days or 180 days from the date of the default.

     The Company has certain contractual obligations in connection with certain acquisitions due December 14, 2001 totaling approximately $12,100,000 based on the performance of the Company's Common Stock. Principally as a result of the Company's accumulated operating losses and the default under the Credit Facility at September 30, 2001, the Company currently does not have the financial resources to make such payments in cash. The Company is permitted to make such payments by issuing Common Stock, which would be highly dilutive to existing stockholders of the Company and constitute a change of control of the Company, in which event the Company may be required to repay amounts outstanding under the Credit Facility and the Senior Subordinated Notes, as well as offer to redeem shares of the Company's Series A and B preferred stock.

     Due to various cross-default provisions contained in certain of the Company's other debt and lease arrangements, an event of default under the Credit Facility and/or other debt obligations of the Company, may constitute a default under such other arrangements giving the parties thereto the right to accelerate outstanding amounts, terminate agreements and/or foreclose on collateral underlying such obligations, which may include equipment, vehicles or facilities.

     So long as the lenders under the Credit Facility do not foreclose on their collateral and so long as our vendors continue to provide us with trade credit as they have in the past and assuming the Company does not make additional debt service payments when due, the Company believes that cash on hand and cash generated from operations will be adequate to currently fund its operations, including its employees' salaries and wages, trade vendor payments, equipment operating leases, facility rents, new store openings and other operating

                               NATIONSRENT, INC.

costs. However, given current economic conditions, there can be no assurance that the Company will have sufficient cash to fund such activities.

     The Company has retained financial advisors to explore and evaluate strategic and restructuring alternatives for the Company. Under the terms of the Credit Facility and the indenture governing the Senior Subordinated Notes, the Company is prohibited from incurring any additional indebtedness. In addition, if the Company were to enter into a transaction constituting a change of control, the Company may be required to repay amounts outstanding under the Credit Facility and the Indenture, as well as offer to redeem shares of the Company's Series A and B Preferred Stock.

     If the Company does not effectively resolve its current default under its Credit Facility, or if adequate funds are not available to retire its debt obligations as they become due, the Company's ability to continue as a going concern would be impaired. At this time, the Company is considering all its available options to address its capital structure, which may include seeking protection under Chapter 11 of the federal bankruptcy laws.

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

     The use of interest rate risk management instruments, such as swaps, is required under the terms of the Credit Facility. The Company has developed and implemented a policy to maintain the percentage of fixed and variable debt within certain parameters. Through the use of swaps, the Company limits its exposure to and benefits from interest rate fluctuations on variable rate debt to within a certain range of rates. At September 30, 2001, the amount covered by swaps was $195,000,000, with effective interest rates between 6.58% and 6.80%. The Company recognizes its derivatives on the balance sheet at fair value, representing a liability of approximately $4,245,000 as of September 30, 2001 which is included in other accrued liabilities in the accompanying unaudited consolidated balance sheet. The Company has determined the interest rate swaps to be ineffective cash flow hedges, as defined by SFAS No. 133. In accordance with the transition provisions of SFAS No. 133, the Company recorded a $1,359,000 charge net of income tax benefits or $0.02 per share, which is recorded in the unaudited consolidated statement of operations for the nine months ended September 30, 2001 as a cumulative effect of change in accounting principle. The impact of the change in value of the Company's swaps for the nine months ended September 30, 2001 resulted in a charge to interest expense of $1,917,000.

     In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 141, "Business Combinations" ("SFAS No. 141"), and No. 142, "Goodwill and Other Intangible Assets" ("SFAS No. 142"). SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. SFAS No. 141 also specifies criteria that intangible assets acquired in a purchase method business combination must meet to be recognized and reported apart from goodwill, noting that any purchase price allocable to an assembled workforce may not be accounted for separately. SFAS No. 142 will require that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead be tested for impairment at least annually in accordance with the provisions of SFAS No. 142. SFAS No. 142 will also require that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and be reviewed for

                               NATIONSRENT, INC.

impairment in accordance with SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" ("SFAS No. 121").

     The Company is required to adopt the provisions of SFAS No. 141 immediately and SFAS No. 142 effective January 1, 2002. Goodwill and intangible assets acquired in business combinations completed before July 1, 2001 will continue to be amortized until the adoption of SFAS No. 142.

     Upon adoption of SFAS No. 142, the Company is required to evaluate its existing intangible assets and goodwill that were acquired in prior purchase business combinations and to make any necessary reclassifications in order to conform with the new criteria in SFAS No. 141 for recognition apart from goodwill. Upon adoption of SFAS No. 142, the Company will be required to reassess the useful lives and residual values of all intangible assets (other than goodwill) acquired in purchase business combinations. In addition, to the extent an intangible asset is identified as having an indefinite useful life, the Company will be required to test the intangible asset for impairment in accordance with the provisions of SFAS No. 142 within the first interim period. Any impairment loss will be measured as of the date of adoption and recognized as the cumulative effect of a change in accounting principle in the first interim period.

     In connection with the transitional goodwill impairment evaluation, SFAS No. 142 will require the Company to perform an assessment of whether there is an indication that goodwill is impaired as of the date of adoption. To accomplish this, the Company must identify its reporting units and determine the carrying value of each reporting unit by assigning the assets and liabilities, including the existing goodwill and intangible assets, to those reporting units as of the date of adoption. The Company will then have up to six months from the date of adoption to determine the fair value of each reporting unit and compare it to the reporting unit's carrying amount. To the extent a reporting unit's carrying amount exceeds its fair value, an indication exists that the reporting unit's goodwill may be impaired and the Company must perform the second step of the transitional impairment test. In the second step, the Company must compare the implied fair value to all of its assets (recognized and unrecognized) and liabilities in a manner similar to a purchase price allocation in accordance with SFAS No. 141, to its carrying amount, both of which would be measured as of the date of adoption. Any transitional impairment loss will be recognized as the cumulative effect of a change in accounting principle in the Company's statement of operations.

     As of the date of adoption, the Company expects to have unamortized goodwill in the amount of approximately $766,000,000, which will be subject to the transition provisions of SFAS No. 142. Amortization expense related to goodwill was approximately $20,227,000 and $15,495,000 for the twelve months ended December 31, 2000 and nine months ended September 30, 2001, respectively.

     Because of the extensive effort needed to comply with adopting SFAS No. 142 and because the fair values have to be determined at the date of adoption, it is not practicable to reasonably estimate the impact of adopting this statement on the Company's financial statements at the date of this report, however, the Company anticipates that it will record a significant transitional impairment loss as a cumulative effect of a change in accounting principle.

     In August 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS No. 144"). SFAS No. 144 supercedes SFAS No. 121 and APB Opinion No. 30, "Reporting the Results of Operations -- Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." SFAS No. 144 establishes an accounting model based on SFAS No. 121 for long-lived assets to be disposed of by sale, previously accounted for under APB Opinion No. 30. This statement is effective for fiscal years beginning after December 15, 2001. The Company is currently assessing the impact of the adoption of this statement, but believes it will not materially affect the Company's financial position or results of operations.

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

                                 RESERVE                                             RESERVE
                                BALANCE AT     AMOUNTS          DEDUCTIONS         BALANCE AT
                               DECEMBER 31,   CHARGED TO    -------------------   SEPTEMBER 30,
                                   2000         INCOME       CASH      NON-CASH       2001
                               ------------   ----------    -------    --------   -------------
Rental fleet disposition...      $36,491        $5,088      $    --    $(40,838)     $   741
Information systems
  abandonment..............          900            --         (679)         --          221
Employee termination
  severance costs..........        6,636           958       (5,017)         --        2,577
Facility closures..........        1,763            69         (351)        (69)       1,412
                                 -------        ------      -------    --------      -------
                                 $45,790        $6,115      $(6,047)   $(40,907)     $ 4,951
                                 =======        ======      =======    ========      =======

     The accrual for rental fleet disposition represents estimated losses on assets held for sale at September 30, 2001 and losses related to the sale of leased rental equipment. During the fourth quarter of 2000 and the nine months ended September 30, 2001, the Company sold approximately 97.8% of the $155,645,000 of original cost of the rental equipment that has been identified for sale under the restructuring plan. The Company plans to sell the remaining rental equipment by the end of the fourth quarter 2001 through sales to independent third parties through auctions, brokers and retail sales.

     The remaining accrual for the information systems abandonment is for contractual payments related to certain abandoned software which are expected to be paid through 2001.

     The restructuring plan includes the termination and payment of related severance benefits under the Company's existing severance plan and agreements for approximately 450 employees, all of whom had been terminated as of September 30, 2001. During the second quarter of 2001, the Company modified its restructuring plan to reduce the number of employees to be terminated under the plan. Such modification resulted in a net reduction of approximately 80 employees which were to be terminated and was primarily due to changes to the store closure restructuring plan described below, normal employee attrition and the retention of certain employees. As a result of the modification, the previously recorded charge was reduced by approximately $186,000 during the second quarter of 2001. Payments are expected to be paid through the third quarter of 2003.

     During the second quarter of 2001, the Company modified its restructuring plan related to facility closures, primarily as a result of changes to its planned openings of NationsRent rental centers within select

                               NATIONSRENT, INC.

Lowe's home improvement stores (see "Management's Discussion and Analysis of Financial Condition and Results of Operations -- New Stores"). As a result of the changes to the restructuring plan, three of the rental facilities originally identified for closure will remain open and one additional rental facility was identified for closure. The impact of such changes was not material to the original restructuring charge recorded for store closures. All 16 stores that have been identified for closure under the restructuring plan, as modified, have been closed as of September 30, 2001. Lease payments for the facility closures extend into 2009. Although the Company intends to aggressively market these locations for subleases on acceptable terms, the ultimate time required to obtain acceptable subleases may extend beyond the Company's estimates. The Company has other rental locations in the geographic markets where the facility closures are taking place. The Company believes that revenue related to the closed locations will be substantially retained by these other rental locations in the same geographic markets.

NOTE 3 -- DEBT

     Debt consists of the following (in thousands):

                                                              SEPTEMBER 30,   DECEMBER 31,
                                                                  2001            2000
                                                              -------------   ------------
Notes payable to financial institutions:
  Term loan.................................................   $  396,000      $  400,000
  Revolving credit facility.................................      367,600         339,200
10.375% Senior Subordinated Notes due December 15, 2008 with
  interest due semi-annually each June 15 and December 15...      175,000         175,000
Subordinated promissory notes, bearing interest at 6.0% to
  8.5%, interest payable quarterly and maturities through
  November 2002.............................................          625             625
Subordinated convertible promissory notes, bearing interest
  at 6.0% to 8.5%, interest payable quarterly and maturities
  through December 2006.....................................      100,893         102,293
Rental equipment financing obligations, secured by
  equipment, payable in monthly installments, through
  January 2005, capitalized by the Company..................       22,411          31,107
Note payable, with interest at the commercial paper rate
  plus 2.05% to 2.25%, payable in monthly installments
  through September 2004, secured by equipment..............        7,500           9,167
Note payable, with interest at the London Interbank Offered
  Rate plus 2.75%, payable in monthly installments through
  December 2001, secured by equipment.......................        8,944          11,216
Note payable, with interest at 6.63%, payable in quarterly
  installments through July 2001............................           --             323
Equipment notes, bearing interest at 6.2% to 9.25% or at the
  Prime Rate less 0.25%, payable in various monthly
  installments through April 2003, secured by equipment.....       36,651          48,065
Other.......................................................        2,789              30
                                                               ----------      ----------
          Total debt........................................   $1,118,413      $1,117,026
                                                               ==========      ==========

     In March 2001, the Company entered into an amendment to the Credit Facility (the "First Amendment"), the terms of which included a waiver with respect to certain financial covenants at December 31, 2000, a reduction in total commitments and an increase in pricing. The First Amendment also changed certain financial covenants based on the Company's business plan for 2001. On the effective date of the First Amendment, the total commitments were reduced from $925,000,000 to $850,000,000. In August 2001, the Company entered into a further amendment to the Credit Facility (the "Second Amendment") to amend covenants for its net worth and fixed charge coverage tests, which were previously set before the Company finalized its restructuring and other charges and before taking into account the impact of SFAS No. 133. The Credit Facility now consists of a $396,000,000 term loan due July 2006 and a $450,000,000 revolving line of credit due July 2004, with quarterly caps on revolver availability of between $364,000,000 and $390,000,000

                               NATIONSRENT, INC.

until delivery of financial statements for the fiscal quarter ending March 31, 2002 demonstrating compliance with the financial covenants contained in the Credit Facility. Pursuant to the Second Amendment, the Company is required to pay down the term loan by $53,700,000 on December 1, 2001 instead of December 31, 2001. The reductions in the total commitments and the term loan resulted in the write-off of approximately $3,600,000 in deferred financing costs during the first quarter of 2001 included in interest expense in the accompanying unaudited consolidated statement of operations. Borrowings under the revolving line of credit bear interest at either the Fleet National Bank base rate plus a percentage ranging from 0.50% to 2.50% or, at the Company's option, the Eurodollar market rate plus a percentage ranging from 1.75% to 4.50%. The term loan bears interest at the base rate plus 2.00% to 2.50%, or at the Company's option, the Eurodollar market rate plus 3.25% to 4.50%. The percentage over the Eurodollar market rate and base rate is based on the Company's financial performance as measured by the senior funded debt ratio, the Company's senior secured debt rating and the total funded debt ratio. As of September 30, 2001, the percentages over the Eurodollar market rate and base rate for borrowings under the Credit Facility were 4.50% and 2.50%, respectively. Following an event of default under the Credit Facility, the Company no longer has the option to elect a Eurodollar market rate and all borrowings under the Credit Facility will bear additional interest at a premium of 2.00% over the applicable rate. The Credit Facility is secured by a security interest in substantially all of the Company's assets. The Credit Facility also imposes, among other covenants, a tangible assets to senior debt covenant, a restriction on all of the Company's retained earnings including the declaration and payment of cash dividends and a restriction on the ratio of total and senior funded debt to earnings before interest, income taxes, depreciation and amortization. Until December 31, 2001, the Company is also subject to a quarterly and cumulative limitation on the Company's capital expenditures for rental and non-rental equipment and for growth activities, and a quarterly and cumulative required minimum earnings before interest, income taxes, depreciation and amortization. For 2001, the Company is also required to generate proceeds from the sale of used equipment and other asset sales in excess of its capital expenditures. As of September 30, 2001, the Company was not in compliance with its financial covenants specified in the Credit Facility and consequently was in default under the terms of the Credit Facility. See Note 1 for further discussion of liquidity.

NOTE 4 -- GOODWILL

     As disclosed in Accounting Policies in our Annual Report on Form 10-K for the year ended December 31, 2000, the Company periodically reviews the carrying value and estimated lives of long-lived assets if facts and circumstances suggest that the carrying value may be impaired or the useful lives may require revision using an undiscounted cash flow analysis. At September 30, 2001, based on the Company's analysis, management believes the net book value of goodwill is recoverable from future cash flows over the remaining amortization period. The Company's liquidity situation (see Note 1) and recent actions taken by management in 2000 and 2001 to restructure the Company (see Note 2) will result in management continuing to review during 2001 the recoverability of all long-lived assets, including goodwill. In light of the Company's current operating environment, future projected cash flows may be subject to significant variability. As a result, it is possible that the Company will recognize a significant impairment charge related to goodwill in the fourth quarter of 2001 under the existing accounting standards. See Note 1 -- Impact of Recently Issued Accounting Standards for a discussion of the new accounting standards for goodwill and other intangible assets.

NOTE 5 -- ACQUISITIONS

     The Company made no acquisitions during the nine months ended September 30, 2001. The Company made four acquisitions of equipment rental businesses during the nine months ended September 30, 2000. The aggregate consideration for these acquisitions was $25,825,000 and consisted of (i) $21,255,000 of cash, (ii) $3,475,000 of subordinated convertible debt and (iii) $1,095,000 of future contractual cash payments. In addition, the Company repaid or assumed outstanding indebtedness of the acquired companies in the aggregate amount of $9,793,000. These acquisitions have been accounted for using the purchase method and,

                               NATIONSRENT, INC.

accordingly, the acquired assets and assumed liabilities, including goodwill, have been recorded at their estimated fair values as of the date of acquisition.

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

NOTE 6 -- SEASONALITY

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

NOTE 7 -- EARNINGS (LOSS) PER SHARE

     The following table sets forth the computation of basic and diluted earnings (loss) per share (in thousands, except per share data):

                                              THREE MONTHS ENDED     NINE MONTHS ENDED
                                                 SEPTEMBER 30,         SEPTEMBER 30,
                                              -------------------   -------------------
                                                2001       2000       2001       2000
                                              --------    -------   --------    -------
Numerator for diluted earnings (loss) per
  share -- net income (loss)................  $(19,759)   $ 1,263   $(52,242)   $ 9,546
                                              ========    =======   ========    =======
Denominator:
  Denominator for basic earnings (loss) per
     share -- weighted-average shares.......    57,364     57,935     57,364     58,290
  Effect of dilutive securities:
     Preferred stock........................        --     24,247         --     17,630
     Employee stock options.................        --        194         --        257
                                              --------    -------   --------    -------
Denominator for diluted earnings (loss) per
  share -- adjusted weighted-average
  shares....................................    57,364     82,376     57,364     76,177
                                              ========    =======   ========    =======
Basic earnings (loss) per share.............  $  (0.34)   $  0.02   $  (0.91)   $  0.16
                                              ========    =======   ========    =======
Diluted earnings (loss) per share...........  $  (0.34)   $  0.02   $  (0.91)   $  0.13
                                              ========    =======   ========    =======

     Options and warrants to purchase 9,118,055 and 7,330,251 shares of Common Stock were outstanding at September 30, 2001 and 2000, respectively, but were not included in the computation of diluted earnings per share because the options' exercise price was greater than the average market value of the shares of Common Stock for the periods presented and, therefore, the effect would be anti-dilutive. The convertible subordinated debt was excluded from the diluted earnings per share calculation for the three and nine months ended September 30, 2001 and 2000, respectively, as such debt was anti-dilutive in such periods.

     Preferred stock and subordinated debt convertible into 36,507,937 and 11,200,621 shares of Common Stock, respectively, were outstanding at September 30, 2001 but were not included in the computation of diluted earnings per share for the three and nine months ended September 30, 2001 since their effect would be anti-dilutive.

                               NATIONSRENT, INC.

NOTE 8 -- CAPITAL STOCK

     In January 2001, the Company purchased 146,200 shares of its Common Stock in the open market for a cost of approximately $205,000 under its $5,000,000 Board authorized cumulative share repurchase program. Through January 2001, an aggregate of 1,065,200 shares of Common Stock have been acquired under this program for an aggregate purchase price of approximately $2,880,000. These shares have been recorded as treasury stock in the accompanying consolidated financial statements. Since January 2001, no additional shares have been purchased.

     In June 2001, the New York Stock Exchange (the "NYSE") notified the Company that the Company's stock price has been below the NYSE's continued listing criteria for minimum share price of $1.00 over a 30 day trading period. In addition, in November 2001, the NYSE notified the Company that the Company's market capitalization has been below the NYSE's continued listing criteria for minimum market capitalization of $15,000,000 over a 30 day trading period. The Company will be subject to de-listing procedures if the Company's stock price and market capitalization do not reach and maintain the NYSE minimum.

NOTE 9 -- INCOME TAXES

     For the nine months ended September 30, 2001, the Company recognized a tax benefit only to the extent that it had deferred tax liabilities recorded on the balance sheet.

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

GENERAL

     NationsRent is a leading provider of rental equipment in the United States. We offer a comprehensive line of equipment for rent primarily to a broad range of construction and industrial customers including general contractors, subcontractors, highway contractors, manufacturing plants and distribution centers. We also sell used and new equipment, spare parts and supplies. We currently operate 230 equipment rental locations in 27 states. We have become a leading provider of rental equipment as a result of a combination of having acquired platform companies in target markets, opened or acquired additional locations concentrated around those businesses and expanded the selection and availability of our rental fleet.

LIQUIDITY AND CAPITAL RESOURCES

     We are highly leveraged and our ability to meet our financial obligations is dependent on, among other things, our results of operations and our ability to maintain compliance with our debt covenants, including financial ratios regarding debt, cash flows and fixed charge coverage on a quarterly basis. Over the past four quarters, we suffered significant losses from operations and our accumulated deficit totaled approximately $80.4 million as of September 30, 2001. Historically, we have funded our cash requirements primarily with borrowings under our senior credit facility, proceeds from the issuance of debt and equity securities and cash from operations. During 2001, our primary sources of cash have been borrowings under our senior credit facility, cash generated from operations and proceeds from the sale of rental equipment. Despite our restructuring efforts described below, principally as a result of our accumulated operating losses, we were not in compliance with our third quarter financial covenants contained in our senior credit facility, and therefore, we are currently in default of the senior credit facility and are currently prohibited from borrowing under our senior credit facility. While additional borrowings under the senior credit facility remain unavailable, we will be required to fund our operations from cash on hand and cash generated from operations. At November 13, 2001, we had approximately $20.3 million of cash invested.

     Our near term material debt service and lease commitments include a $53.7 million term loan principal payment under our senior credit facility due December 1, 2001, interest payments on our senior credit facility of approximately $4.8 million per month, an $8.1 million principal payment on purchase money equipment financing due January 1, 2002, principal and interest payments on purchase money equipment financing of approximately $2.2 million per month, interest payments on our 10.375% Senior Subordinated Notes due 2008 (the "Senior Subordinated Notes") of approximately $9.1 million due on December 15, 2001, principal payments on certain subordinated notes issued in connection with acquisitions ("Acquisition Notes") of approximately $7.5 million due October 1, 2001, interest payments on Acquisition Notes of approximately $1.6 million per quarter, lease payments pursuant to certain equipment and vehicle operating leases of approximately $24.4 million per quarter, and lease payments pursuant to certain facility leases of approximately $2.3 million per month.

     Principally as a result of our accumulated operating losses and the default under our senior credit facility at September 30, 2001, we currently do not have the financial resources to make the $53.7 million term loan payment due December 1, 2001. Under the terms of our senior credit facility, following an event of default, the senior lenders have several rights and remedies available to them, including declaring all amounts outstanding, together with accrued interest, to be immediately due and payable. Substantially all of our assets are pledged as collateral to secure obligations under the senior credit facility. If we are unable to repay all outstanding amounts under our senior credit facility, the senior lenders could proceed against the collateral held by them to secure that indebtedness, and any proceeds realized upon the sale of this collateral would be used to first satisfy all amounts outstanding under the senior credit facility, and thereafter, any of our other liabilities. Currently, we are actively working with our senior lenders to address our liquidity position.

     Under the terms of the senior credit facility, during the continuance of an event of default, our senior lenders may prohibit us from making principal and interest payments on subordinated indebtedness, such as the Senior Subordinated Notes and Acquisition Notes. If an interest payment on the Senior Subordinated Notes is not made 30 days after it is due or following any other default on the Senior Subordinated Notes which is not cured within the applicable grace period, the trustee or the holders of 25% of the principal amount of the notes may accelerate all amounts outstanding and declare the Senior Subordinated Notes immediately due and payable. In addition, we have not made certain principal and interest payments on certain Acquisition Notes due in October 2001 and certain of the holders of such notes have declared such notes immediately due and payable. Under the terms of such Acquisition Notes, so long as an event of default under the senior credit facility continues, the holders of such notes are required to forbear from taking any action to enforce the provisions of such notes for periods of either 120 days or 180 days from the date of the default.

     We have certain contractual obligations in connection with certain acquisitions due December 14, 2001 totaling approximately $12.1 million based on the performance of our common stock. Principally as a result of our accumulated operating losses and the default under the senior credit facility at September 30, 2001, we currently do not have the financial resources to make such payments in cash. We are permitted to make such payments by issuing common stock, which would be highly dilutive to our existing stockholders and constitute a change of control of the Company, in which event we may be required to repay amounts outstanding under the senior credit facility and the Senior Subordinated Notes, as well as offer to redeem shares of our Series A and B preferred stock.

     Due to various cross-default provisions contained in certain of our other debt and lease arrangements, an event of default under the senior credit facility and/or our other debt obligations, may constitute a default under such other arrangements giving the parties thereto the right to accelerate outstanding amounts, terminate agreements and/or foreclose on collateral underlying such obligations, which may include equipment, vehicles or facilities.

     So long as the lenders under the senior credit facility do not foreclose on their collateral and so long as our vendors continue to provide us with trade credit as they have in the past and assuming we do not make additional debt service payments when due, we believe that cash generated from operations will be adequate to fund our operations, including our employees' salaries and wages, trade vendor payments, equipment operating leases, facility rents, new store openings and other operating costs. However, given current economic conditions, there can be no assurance that we will have sufficient cash to fund such activities.

     We have retained financial advisors to explore and evaluate our strategic and restructuring alternatives. Under the terms of the senior credit facility and the indenture governing the Senior Subordinated Notes, we are prohibited from incurring any additional indebtedness. In addition, if we were to enter into a transaction constituting a change of control, we may be required to repay amounts outstanding under the senior credit facility and the Indenture, as well as offer to redeem shares of our Series A and B preferred stock.

     If we do not effectively resolve our current default under our senior credit facility, or if adequate funds are not available to retire our debt obligations as they become due, our ability to continue as a going concern would be impaired. At this time, we are considering all available options to address our capital structure, which may include seeking protection under Chapter 11 of the federal bankruptcy laws.

     In March 2001, we entered into an amendment to our senior credit facility (the "First Amendment"), the terms of which included a waiver with respect to certain financial covenants at December 31, 2000, a reduction in total commitments and an increase in pricing. The First Amendment also changed certain financial covenants based on our business plan for 2001. On the effective date of the First Amendment, the total commitments were reduced from $925.0 million to $850.0 million. In August 2001, we entered into a further amendment to our senior credit facility (the "Second Amendment") to amend covenants for our net worth and fixed charge coverage tests, which were previously set before we finalized our restructuring and other charges and before taking into account the impact of SFAS No. 133. Our senior credit facility now consists of a $400.0 million term loan due July 2006 and a $450.0 million revolving line of credit due July 2004, with quarterly caps on revolver availability of between $364.0 million and $390.0 million until delivery of financial statements for the fiscal quarter ending March 31, 2002 demonstrating compliance with the financial covenants contained in the senior credit facility. Pursuant to the Second Amendment, we will be required to pay down the term loan by $53.7 million on December 1, 2001 instead of December 31, 2001. The reductions in the total commitments and the term loan resulted in the write-off of approximately $3.6 million in deferred financing costs during the first quarter of 2001 included in interest expense in the accompanying unaudited consolidated statement of operations. Borrowings under the revolving line of credit bear interest at either the Fleet National Bank base rate plus a percentage ranging from 0.50% to 2.50% or, at our option, the Eurodollar market rate plus a percentage ranging from 1.75% to 4.50%. The term loan bears interest at the base rate plus 2.00% to 2.50%, or at our option, the Eurodollar market rate plus 3.25% to 4.50%. The percentage over the Eurodollar market rate and base rate is based on our financial performance as measured by the senior funded debt ratio, our senior secured debt rating and the total funded debt ratio. As of September 30, 2001, the percentage over the Eurodollar market rate and base rate for borrowings under our senior credit facility were 4.50% and 2.50%, respectively. Following an event of default under our senior credit facility, we no longer have the option to elect a Eurodollar market rate and all borrowings under the senior credit facility will bear additional interest at a premium of 2.00% over the applicable rate. Our senior credit facility is secured by a security interest in substantially all of our assets. Our senior credit facility also imposes, among other covenants, a tangible assets to senior debt covenant, a restriction on all of our retained earnings including the declaration and payment of cash dividends and a restriction on the ratio of total and senior funded debt to earnings before interest, income taxes, depreciation and amortization. Until December 31, 2001, we are also subject to a quarterly and cumulative limitation on our capital expenditures for rental and non-rental equipment and for growth activities, and a quarterly and cumulative required minimum earnings before interest, income taxes, depreciation and amortization. For 2001, we are also required to generate proceeds from the sale of used equipment and other asset sales in excess of our capital expenditures. As of September 30, 2001, we were not in compliance with our financial covenants specified in our senior credit facility and consequently were in default under the terms of the senior credit facility. At September 30, 2001, $367.6 million and $396.0 million were outstanding under the revolving line of credit and term loan respectively.

     Our net cash used in operations was $51.4 million for the nine months ended September 30, 2001 compared to net cash provided by operations of $77.5 million for the same period in 2000. The decrease in cash provided by operations was primarily due to a use of cash related to payments of accounts payable related to prior year purchases of rental fleet. Net cash provided by investing activities was $34.8 million for the nine months ended September 30, 2001, primarily reflecting $18.1 million for purchases of rental equipment, $7.6 million for purchases of and improvements to property and equipment and $59.6 million of proceeds from the sale of both rental and non-rental equipment. Cash used in financing activities was $8.2 million for the nine months ended September 30, 2001 and was primarily a result of repayments of our senior credit facility.

     In June 2001, the New York Stock Exchange notified us that our stock price has been below the New York Stock Exchange's continued listing criteria for minimum share price of $1.00 over a 30 day trading period. In addition, in November 2001, the NYSE notified us that our market capitalization has been below the NYSE's continued listing criteria for minimum market capitalization of $15.0 million over a 30 day trading period. We will be subject to de-listing procedures if our stock price and market capitalization do not reach and maintain the NYSE minimum.

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

                                RESERVE                                             RESERVE
                               BALANCE AT     AMOUNTS          DEDUCTIONS         BALANCE AT
                              DECEMBER 31,   CHARGED TO    -------------------   SEPTEMBER 30,
                                  2000         INCOME       CASH      NON-CASH       2001
                              ------------   ----------    -------    --------   -------------
Rental fleet
  disposition.............      $36,491        $5,088      $    --    $(40,838)     $   741
Information systems
  abandonment.............          900            --         (679)         --          221
Employee termination
  severance costs.........        6,636           958       (5,017)         --        2,577
Facility closures.........        1,763            69         (351)        (69)       1,412
                                -------        ------      -------    --------      -------
                                $45,790        $6,115      $(6,047)   $(40,907)     $ 4,951
                                =======        ======      =======    ========      =======

     The accrual for rental fleet disposition represents estimated losses on assets held for sale at September 30, 2001 and includes losses related to the sale of leased rental equipment. During the fourth quarter of 2000 and the nine months ended September 30, 2001, we sold approximately 97.8% of the $155.6 million of original cost of the rental equipment that has been identified for sale under the restructuring plan. We plan to sell the remaining rental equipment by the end of the fourth quarter 2001 through sales to independent third parties through auctions, brokers and retail sales.

     The remaining accrual for the information systems abandonment is for contractual payments related to certain abandoned software which are expected to be paid through 2001.

     The restructuring plan includes the termination and payment of related severance benefits under our existing severance plan and agreements for approximately 450 employees, all of whom had been terminated as of September 30, 2001. During the second quarter of 2001, we modified our restructuring plan to reduce the number of employees to be terminated under the plan. Such modification resulted in a net reduction of approximately 80 employees which were to be terminated and was primarily due to changes to the store closure restructuring plan described below, normal employee attrition and the retention of certain employees. As a result of the modification, the previously recorded charge was reduced by approximately $0.2 million during the second quarter of 2001. Payments are expected to be paid through the third quarter of 2003.

     During the second quarter of 2001, we modified our restructuring plan related to facility closures, primarily as a result of changes to our planned openings of NationsRent rental centers within select Lowe's home improvement stores (see -- "New Stores"). As a result of the changes to the restructuring plan, three of the rental facilities originally identified for closure will remain open and one additional rental facility was identified for closure. The impact of such changes was not material to the original restructuring charge recorded for store closures. All 16 stores that have been identified for closure under the restructuring plan, as modified, have been closed as of September 30, 2001. Lease payments for the facility closures extend into

2009. Although we intend to aggressively market these locations for subleases on acceptable terms, the ultimate time required to obtain acceptable subleases may extend beyond our estimates. We have other rental locations in the geographic markets where the facility closures are taking place. We believe that revenue and results of operations related to the closed locations will be retained by these other rental locations in the same geographic markets.

NEW STORES

     In October 2000, we entered into an exclusive multi-year strategic alliance with Lowe's Companies, Inc., the world's second largest home improvement retailer, to operate NationsRent rental centers within select Lowe's home improvement stores. Operating as a store within a store adjacent to the entrance of a Lowe's store, the NationsRent stores will rent our full line of construction tools and equipment to Lowe's customers. We will lease these rental centers from Lowe's for terms initially expiring in 2008 with two five-year renewal options. The Lowe's strategic alliance has and will require us to accelerate investments in systems, training, brand support and other store start-up costs. As of November 2001, we operated 40 NationsRent rental centers at Lowe's locations. Our new store growth during the next several years will concentrate on our strategic alliance with Lowe's to open and operate NationsRent rental centers in select Lowe's locations. However, given our recent financial performance, there can be no assurance that our relationship with Lowe's will not be impaired.

HISTORICAL RESULTS OF OPERATIONS

  Three and Nine Months Ended September 30, 2001 and 2000

     Revenue. The following table sets forth our revenue by type for the three and nine months ended September 30, 2001 and 2000 (in thousands, except percentages):

                               THREE MONTHS ENDED SEPTEMBER 30,           NINE MONTHS ENDED SEPTEMBER 30,
                             -------------------------------------     -------------------------------------
                                   2001                 2000                 2001                 2000
                             ----------------     ----------------     ----------------     ----------------
Equipment rentals..........  $140,309    88.9%    $155,774    84.4%    $384,021    82.7%    $407,625    82.0%
Sales of equipment,
  merchandise, service,
  parts and supplies.......    17,547    11.1       28,803    15.6       80,449    17.3       89,636    18.0
                             --------   -----     --------   -----     --------   -----     --------   -----
                             $157,856   100.0%    $184,577   100.0%    $464,470   100.0%    $497,261   100.0%
                             ========   =====     ========   =====     ========   =====     ========   =====

     Total revenue decreased $26.7 million, or 14.5% and $32.8 million, or 6.6% for the three and nine months ended September 30, 2001, respectively, when compared to the same periods in 2000. Rental revenue decreased $15.5 million, or 9.9% and $23.6 million, or 5.8% for the three and nine months ended September 30, 2001, respectively, when compared to the same periods in 2000. As discussed above, during the fourth quarter of 2000, we implemented a plan to significantly restructure our operations. The restructuring plan resulted in the disposal of approximately 12% of our rental fleet and the repositioning of approximately 27% of our remaining rental fleet amongst the markets we serve. In addition, we terminated approximately 13% of our employees and closed approximately 8% of our locations. The restructuring of our operations caused a significant amount of internal disruptions as we disposed of and repositioned our fleet, with certain markets being severely impacted by the shift in rental fleet mix from heavy earth moving equipment to general rental equipment. These factors, coupled with the slowing economy and adverse weather have contributed to the decrease in our revenue from the prior year. In addition, during 2000 we divested certain non-core businesses.

     Sales of equipment, merchandise, service, parts and supplies during the three and nine months ended September 30, 2001 include revenue of $3.5 million and $41.6 million, respectively, from the sale of rental fleet pursuant to our restructuring plan discussed above. Such revenue was recorded at no gross profit.

     Gross Profit. Gross profit decreased $22.6 million and $62.2 million for the three and nine months ended September 30, 2001, respectively, when compared to the same periods in 2000. Gross profit as a percentage of total revenue was 30.1% and 29.5% for the three and nine months ended September 30, 2001, respectively, compared to 38.0% and 40.1% for the same periods in 2000.

     The decrease in gross profit for the three and nine months ended September 30, 2001 when compared to the same periods in 2000 was primarily due to an increase in costs associated with the new stores opened in 2000, an increase in insurance expense, additional property taxes, decreased sales of used equipment in the ordinary course of business, an increase in costs associated with our delivery fleet and the decrease in rental revenue.

     Operating Expenses. Selling, general and administrative expenses decreased $3.9 million and $11.9 million for the three and nine months ended September 30, 2001, respectively, when compared to the same periods in 2000. Selling, general and administrative expenses were positively impacted by cost reductions made pursuant to our restructuring plan discussed above, offset by approximately $1.4 million of charges related to the renegotiation of certain contracts and professional fees and an increase in the allowance for doubtful accounts. Selling, general and administrative expenses as a percentage of total revenue were 18.3% and 16.7% for the three and nine months ended September 30, 2001, respectively, compared to 17.8% and 18.0% for the same periods in 2000. The increase in selling, general and administrative expenses as a percentage of total revenue for the three months ended September 30, 2001 was a result of an increase in the allowance for doubtful accounts. The decrease in selling, general and administrative expenses as a percentage of total revenue for the nine months ended September 30, 2001 was primarily a result of the reduction in expense discussed above.

     Also included in operating expenses for the nine months ended September 30, 2001 is a $6.1 million charge for restructuring discussed above.

     Non-rental equipment depreciation and amortization increased $1.7 million and $6.2 million for the three and nine months ended September 30, 2001, respectively, when compared to the same periods in 2000. This increase is primarily related to an increase in goodwill amortization for businesses acquired in early 2000 and an increase in depreciation expense related to improvements made to our rental locations.

     Operating Income. Operating income decreased $20.4 million and $62.7 million for the three and nine months ended September 30, 2001, respectively, when compared to the same periods in 2000. The reduction in operating income was primarily related to the factors discussed above.

     Other Income and Expense. Interest expense increased $1.2 million and $17.5 million for the three and nine months ended September 30, 2001 when compared to the same periods in 2000. This increase was due primarily to a $3.6 million charge for the write-off of deferred financing costs in connection with the amendment to our senior credit facility entered into in March 2001
(see -- "Liquidity and Capital Resources"), a $1.9 million charge for the change in value of our interest rate swap agreements (see -- "Impact of Recently Issued Accounting Standards") and an increase in the interest rates charged on the variable portion of our bank debt. Interest expense is primarily attributable to borrowings under our senior credit facility, notes issued to finance the purchase of equipment, subordinated convertible notes issued to sellers of businesses we acquired and our senior subordinated notes.

     Income Taxes. For the nine months ended September 30, 2001, we recognized a tax benefit only to the extent that we had deferred income tax liabilities recorded on our balance sheet.

     Cumulative Effect of Change in Accounting Principle. Effective January 1, 2001, we adopted Statement of Financial Accounting Standard No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended ("SFAS No. 133"). The adoption of SFAS No. 133 resulted in an after tax charge of $1.4 million as a cumulative effect of change in accounting principle for the nine months ended September 30, 2001. See -- "Impact of Recently Issued Accounting Standards."

     Net Income (Loss). Net income decreased $21.0 million and $61.8 million for the three and nine months ended September 30, 2001, respectively, when compared to the same periods in 2000. The decrease in net income was primarily a result of the factors discussed above.

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

     The use of interest rate risk management instruments, such as swaps, is required under the terms of our senior credit facility. We have developed and implemented a policy to maintain the percentage of fixed and variable debt within certain parameters. Through the use of swaps, we limit our exposure to and benefits from interest rate fluctuations on variable rate debt to within a certain range of rates. At September 30, 2001, the amount covered by swaps was $195.0 million, with effective interest rates between 6.58% and 6.80%. We recognize derivatives on the balance sheet at fair value, representing a liability of approximately $4.2 million as of September 30, 2001 which is included in other accrued liabilities in the accompanying unaudited consolidated balance sheet. We determined the interest rate swaps to be ineffective cash flow hedges, as defined by SFAS No. 133. In accordance with the transition provisions of SFAS No. 133, we recorded a $1.4 million charge net of income tax expense or $0.02 per share, which is recorded in the unaudited consolidated statement of operations for the nine months ended September 30, 2001 as a cumulative effect of change in accounting principle. The impact of the change in value of our swaps for the nine months ended September 30, 2001 resulted in a charge to interest expense of $1.9 million.

     In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 141, "Business Combinations" ("SFAS No. 141"), and No. 142, "Goodwill and Other Intangible Assets" ("SFAS No. 142"). SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. SFAS No. 141 also specifies criteria that intangible assets acquired in a purchase method business combination must meet to be recognized and reported apart from goodwill, noting that any purchase price allocable to an assembled workforce may not be accounted for separately. SFAS No. 142 will require that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead be tested for impairment at least annually in accordance with the provisions of SFAS No. 142. SFAS No. 142 will also require that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and be reviewed for impairment in accordance with SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" ("SFAS No. 121").

     We are required to adopt the provisions of SFAS No. 141 immediately and SFAS No. 142 effective January 1, 2002. Goodwill and intangible assets acquired in business combinations completed before July 1, 2001 will continue to be amortized until the adoption of SFAS No. 142.

     Upon adoption of SFAS No. 142, we are required to evaluate our existing intangible assets and goodwill that were acquired in prior purchase business combinations and to make any necessary reclassifications in order to conform with the new criteria in SFAS No. 141 for recognition apart from goodwill. Upon adoption of SFAS No. 142, we will be required to reassess the useful lives and residual values of all intangible assets (other than goodwill) acquired in purchase business combinations. In addition, to the extent an intangible asset is identified as having an indefinite useful life, we will be required to test the intangible asset for impairment in accordance with the provisions of SFAS No. 142 within the first interim period. Any impairment loss will be measured as of the date of adoption and recognized as the cumulative effect of a change in accounting principle in the first interim period.

     In connection with the transitional goodwill impairment evaluation, SFAS No. 142 will require us to perform an assessment of whether there is an indication that goodwill is impaired as of the date of adoption. To accomplish this, we must identify our reporting units and determine the carrying value of each reporting unit by assigning the assets and liabilities, including the existing goodwill and intangible assets, to those reporting units as of the date of adoption. We will then have up to six months from the date of adoption to determine the fair value of each reporting unit and compare it to the reporting unit's carrying amount. To the extent a reporting unit's carrying amount exceeds its fair value, an indication exists that the reporting unit's goodwill may be impaired and we must perform the second step of the transitional impairment test. In the second step, we must compare the implied fair value to all of our assets (recognized and unrecognized) and liabilities in a manner similar to a purchase price allocation in accordance with SFAS No. 141, to its carrying amount, both of which would be measured as of the date of adoption. Any transitional impairment loss will be recognized as the cumulative effect of a change in accounting principle in our statement of operations.

     As of the date of adoption, we expect to have unamortized goodwill in the amount of approximately $766.0 million, which will be subject to the transition provisions of SFAS No. 141 and 142. Amortization expense related to goodwill was approximately $20.2 million and $15.5 million for the twelve months ended December 31, 2000 and nine months ended September 30, 2001, respectively.

     Because of the extensive effort needed to comply with adopting SFAS No. 142 and because the fair values have to be determined at the date of adoption, it is not practicable to reasonably estimate the impact of adopting this statement on our financial statements at the date of this report, however, we anticipate that we will record a significant transitional impairment loss as the cumulative effect of a change in accounting principle.

     In August 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS No. 144"). SFAS No. 144 supercedes SFAS No. 121 and APB Opinion No. 30, "Reporting the Results of Operations -- Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." SFAS No. 144 establishes an accounting model based on SFAS No. 121 for long-lived assets to be disposed of by sale, previously accounted for under APB Opinion No. 30. This statement is effective for fiscal years beginning after December 15, 2001. We are currently assessing the impact of the adoption of this statement, but believe it will not materially affect our financial position or results of operations.

FACTORS THAT MAY AFFECT FUTURE RESULTS

     Certain statements and information in this Quarterly Report on Form 10-Q may include "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including in particular the statements about our plans, strategies and prospects under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations." These statements are based on our current plans and expectations and involve risks and uncertainties that could cause actual future activities and results to be materially different from those set forth in these forward-looking statements. Important factors that could cause actual results to differ materially from our forward-looking statements are set forth below and elsewhere in this Quarterly Report on Form 10-Q. Such factors include, among others:

     - The recent default under our senior credit facility, which may allow our senior lenders to accelerate all amounts outstanding under the senior credit facility and declare such amounts immediately due and payable. Since our senior credit facility is secured by substantially all of our assets, if our senior lenders were to foreclose on their collateral, we may not be able to continue to operate our business and after satisfying all amounts due under the senior credit facility, it is unlikely that there would be sufficient amounts remaining to satisfy all of our other creditors;

     - The failure to make debt service payments, which may allow the holders of our debt to file an involuntary petition against us under the United States bankruptcy laws;

     - The availability of additional capital, which affects our ability to operate our business while we explore our strategic and restructuring alternatives;

     - Our financial condition may affect our ability to retain and motivate our employees and to obtain sufficient trade credit to operate our business;.

     - Our financial condition may also cause our customers to curtail their business with us and may make it more difficult to collect amounts owed to us on a timely basis or at all;

     - The recent restructuring of our business may not improve our results of operations or profitability;

     - Our business is dependent on changes in construction and industrial activities;

     - A continued downturn in the economy, or construction spending in particular, could further decrease demand for our equipment and drive down rental rates;

     - The equipment rental industry is highly competitive;

     - Our revenue and operating results are likely to continue to fluctuate from quarter to quarter;

     - The price of our common stock is subject to volatility and may be subject to delisting from the New York Stock Exchange if we do not meet certain continued listing requirements;

     - Actions taken by our senior lenders or us as a result of our liquidity issues may adversely impact the recoverability of our asset carrying values; and

     - Other risks and uncertainties described in our other filings with the Securities and Exchange Commission, including our Annual Report on Form 10-K for the year ended December 31, 2000.

     We make no commitment to disclose any revisions to forward-looking statements, or any fact, events or circumstances after the date hereof that may bear upon forward-looking statements.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Our exposure to market risk is limited primarily to the fluctuating interest rates associated with our variable rate indebtedness. Our variable interest rates are subject to interest rate changes in the United States and the Eurodollar market. At September 30, 2001, we had $806.7 million of variable rate indebtedness, representing approximately 72.1% of our total debt outstanding, at an average interest rate of 9.04%. In January 2000, we entered into a two-year modified interest rate swap contract to hedge the impact of interest rate fluctuations on certain variable rate debt. In September 2000, we entered into two additional two-year modified interest rate swap contracts. We do not hold or issue derivative financial instruments for trading or speculative purposes. The January 2000 interest rate swap fixes the Eurodollar interest rate at 6.80% on $165.0 million of variable rate debt through January 30, 2002. The September 2000 interest rate swaps fix the Eurodollar interest rate at 6.59% and 6.58% on each $15.0 million of variable rate debt, respectively, through October 3, 2002. The interest differential is paid or received on a monthly basis and recognized as a component of interest expense. The counterparties to the swaps are major financial institutions and management believes that the risk of incurring credit losses is remote.

                          PART II -- OTHER INFORMATION

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

(C) RECENT SALES OF UNREGISTERED SECURITIES

     During the period from July 1, 2001 through September 30, 2001, we issued securities in the transactions set forth below. Each of these transactions was intended to be exempt from the registration requirements of the Securities Act of 1933, as amended, by virtue of Section 4(2) thereunder based on being issued in a transaction not involving a public offering.

     From July 1, 2001 through September 30, 2001, we granted options to certain of our employees to purchase an aggregate of 265,000 shares of Common Stock at exercise prices ranging from $0.19 to $0.46 per share. These options generally vest over a four year period at the rate of 25% per year beginning on the first anniversary of the date of grant.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

     (a) As of September 30, 2001, the Company was not in compliance with its financial covenants specified in its Senior Revolving Credit and Term Loan Facility. For a more detailed discussion, see Part I -- Item 2. "Management's Discussion and Analysis of Financial Condition and Results of
Operations -- Liquidity and Capital Resources."

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(A) EXHIBITS

EXHIBIT
NUMBER                                 DESCRIPTION
-------                                -----------
 3.1      --   Amended and Restated Certificate of Incorporation of the
               Company.(2)
 3.2      --   Amended and Restated By-Laws of the Company.(1)
 3.3      --   Certificate of Designation for Series A Convertible
               Preferred Stock.(6)
 3.4      --   Certificate of Amendment to Certificate of Designation for
               Series A Convertible Preferred Stock.(5)
 3.5      --   Certificate of Designation for Series B Convertible
               Preferred Stock.(7)
 4.1      --   Unregistered 10 3/8% Global Senior Subordinated Notes due
               2008.(4)
 4.2      --   Registered 10 3/8% Senior Subordinated Notes due 2008.(4)
 4.3      --   Senior Subordinated Guarantee dated December 11, 1998, of
               the Guarantors as defined therein.(4)
 4.4      --   Indenture, dated December 11, 1998, by and among Company,
               the Guarantors and The Bank of New York.(4)
 4.5      --   Registration Rights Agreement, dated December 11, 1998, by and among the Company, the Guarantors and the Initial
               Purchasers as defined therein.(4)
 4.6      --   Fifth Amended and Restated Revolving Credit and Term Loan
               Agreement, dated as of August 2, 2000, by and among the
               Company, certain of its subsidiaries, Fleet National Bank
               (f/k/a BankBoston, N.A.) and the other lending institutions party thereto, Fleet National Bank, as administrative agent,
               Bankers Trust Company, as syndication agent, and Scotiabanc
               Inc., as documentation agent.(7)
 4.7      --   Second Amended Restated Security Agreement, dated as of
               August 2, 2000, between the Company, certain of its
               subsidiaries, and Fleet National Bank (f/k/a BankBoston,
               N.A.), as administrative agent.(7)
 4.8      --   First Amendment to the Fifth Amended and Restated Revolving
               Credit and Term Loan Agreement and to the Second Amended and
               Restated Security Agreement, dated as of March 14, 2001, by and among the Company, certain of its subsidiaries, Fleet
               National Bank (f/k/a BankBoston, N.A.) and the other lending institutions party thereto, Fleet National Bank, as
               administrative agent, Bankers Trust Company, as syndication agent, and Scotiabanc Inc., as documentation agent.(8)
 4.9      --   Second Amendment to the Fifth Amended and Restated Revolving
               Credit Agreement and Term Loan Agreement, dated as of August
               10, 2001, by and among the Company, certain of its
               subsidiaries, the lending institutions party thereto, Fleet
               National Bank (f/k/a BankBoston, N.A.), as administrative
               agent, Bankers Trust Company, as syndication agent, and The
               Bank of Nova Scotia, as documentation agent.(9)
10.1      --   Stock Purchase Agreement, dated August 15, 1997, by and
               among the Company, Sam's and the shareholders of Sam's,
               together with Amendment Nos. 1-6.(1)
10.2      --   Form of Unsecured Subordinated Promissory Note -- Sam's.(1)
10.3      --   Form of Unsecured Convertible Promissory Note -- Sam's.(1)
10.4      --   Form of Unsecured Contingent Convertible Subordinated
               Promissory Note -- Sam's.(1)
10.5      --   Agreement, dated September 22, 1997, between the Company and
               Gary L. Gabriel.(1)
10.6      --   Asset Purchase Agreement, dated December 8, 1997, by and
               among NationsRent of Ohio, Inc., R&R Rental, Inc. ("R&R")
               and the sole shareholder of R&R, together with an Amendment dated December 10, 1997.(1)

EXHIBIT
NUMBER                                 DESCRIPTION
-------                                -----------
10.7      --   Form of Unsecured Subordinated Promissory Note -- R&R.(1)
10.8      --   Asset Purchase Agreement, dated December 8, 1997, as
               amended, among NationsRent of Indiana, Inc. and C&E Rental and Service, Inc. ("C&E"), together with an Amendment dated
               December 23, 1997.(1)
10.9      --   Form of Unsecured Convertible Subordinated Promissory Note
               C&E.(1)
10.10     --   Stock Purchase Agreement, dated December 20, 1997, as
               amended, among NationsRent of West Virginia, Inc., Titan,
               together with an Amendment dated December 31, 1997.(1)
10.11     --   Form of Unsecured Convertible Subordinated Promissory
               Note -- Titan.(1)
10.12     --   Stock Purchase Agreement, dated March 24, 1998, among the
               Company, Bode-Finn Limited Partnership ("Bode-Finn") and the
               shareholders of Bode-Finn, together with Amendment No. 1,
               dated April 6, 1998, and Amendment No. 2, dated April 17,
               1998.(1)
10.13     --   Form of Unsecured Convertible Subordinated Promissory Note
               -- Bode-Finn.(1)
10.14     --   Form of Warrant -- Bode-Finn.(1)
10.15     --   Registration Rights Agreement, dated May 5, 1998, among the
               Company, Bode-Finn, and Raymond E. Mason Foundation.(1)
10.16     --   Asset Purchase Agreement, dated March 25, 1998, among
               NationsRent of Indiana, Inc., RFL, Enterprises, Inc. and the
               sole shareholder of RFL Enterprises, Inc. ("RFL").(1)
10.17     --   Asset Purchase Agreement, dated April 21, 1998, among
               NationsRent of Florida, Inc. and Naples Rent-All and Sales
               Company, Inc. ("Naples").(1)
10.18     --   Form of Unsecured Convertible Subordinated Promissory
               Note -- Naples.(1)
10.19     --   Stock Purchase Agreement, dated May 7, 1998, among the
               Company, Raymond Equipment Co. ("Raymond Equipment") and the
               shareholders of Raymond Equipment.(1)
10.20     --   Form of Unsecured Subordinated Promissory Notes -- Raymond
               Equipment.(1)
10.21     --   Form of Unsecured Convertible Subordinated Promissory
               Note -- Raymond Equipment.(1)
10.22     --   Asset Purchase Agreement, dated May 14, 1998, among the
               Company and General Rental, Inc.(1)
10.23     --   Stock Purchase Agreement, dated May 30, 1998, among the
               Company, J. Kelly Co., Inc. ("J. Kelly") and the
               shareholders of J. Kelly.(1)
10.24     --   Form of Unsecured convertible Subordinated Promissory
               Note -- J. Kelly.(1)
10.25     --   Form of Registration Rights Agreement among the Company and the shareholders of J. Kelly.(1)
10.26     --   Asset Purchase Agreement, dated June 7, 1998, among the
               Company, Associated Rental Equipment Management Company,
               Inc. ("Associated") and the sole shareholder of
               Associated.(1)
10.27     --   Form of Unsecured Convertible Subordinated Promissory
               Note -- Associated.(1)
10.28     --   Form of Registration Rights Agreement -- Associated.(1)
10.29     --   Form of Subscription Agreement, dated May 1998, between the
               Company and certain subscribers.(1)
10.30     --   NationsRent Third Amended and Restated 1998 Stock Option
               Plan.(9)
10.31     --   Form of Stock Option Agreement.(1)
10.32     --   Amended and Restated Purchase Agreement, dated as of
               September 9, 1998, by and among NationsRent, Inc., Ray L.
               O'Neal, Inc., Arenco, L.L.C., Don R. O'Neal, Elizabeth M.
               O'Neal and the O'Neal Revocable Trust dated December 29,
               1987.(3)

EXHIBIT
NUMBER                                 DESCRIPTION
-------                                -----------
10.33     --   Unsecured Convertible Subordinated Promissory Note, dated as of October 23, 1998, from the Company to Ray L. O'Neal,
               Inc.(3)
10.34     --   Preferred Stock Purchase Agreement, dated July 20, 1999, by and among the Company, NR Holdings Limited and NR
               Investments Limited.(6)
10.35     --   Registration Rights Agreement, dated as of July 20, 1999, by and between the Company, NR Holdings Limited, NR Investments
               Limited, James L. Kirk and H. Wayne Huizenga.(6)
10.36     --   Preferred Stock Purchase Agreement, dated August 2, 2000, by and among the Company, NR2 Holdings Limited, DB Capital
               Investors, L.P., J.P. Morgan Capital Corporation and Sixty
               Wall Street Fund, L.P.(7)
10.37     --   Registration Rights Agreement, dated as of August 2, 2000, by and among the Company, NR2 Holdings Limited, DB Capital
               Investors, L.P., J.P. Morgan Capital Corporation, Sixty Wall
               Street Fund, L.P., James L. Kirk and H. Wayne Huizenga and
               holders of the Series A Convertible Preferred Stock.(7)
10.38     --   Form of Change in Control Severance Agreement.(8)

---------------

(1) Incorporated by reference to the Company's Registration Statement on Form S-1, as amended, Commission File No. 333-56233.
(2) Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the period ended June 30, 1998.
(3) Incorporated by reference to the Company's Current Report on Form 8-K filed on November 9, 1998.
(4) Incorporated by reference to the Company's Registration Statement on Form S-4, Commission File No. 333-69691.
(5) Incorporated by reference to the Company's Registration Statement on Form S-3, Commission File No. 333-88603.
(6) Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the period ended June 30, 1999.
(7) Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the period ending June 30, 2000.
(8) Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 2000.
(9) Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the period ending June 30, 2001.

     (B) REPORTS ON FORM 8-K

     The Company filed a Current Report on Form 8-K on August 31, 2001 relating to an amendment to the Company's Amended and Restated Bylaws.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          NATIONSRENT, INC.

Date: November 14, 2001                                  By: /s/ JAMES L. KIRK
                                                                            -------------------------------------
                                                                            James L. Kirk
                                                                            Chairman of the Board and Chief
                                                                            Executive Officer
                                                                            (Duly Authorized Officer)

Date: November 14, 2001                                  By: /s/ EZRA SHASHOUA
                                                                           --------------------------------------
                                                                           Ezra Shashoua
                                                                           Executive Vice President and Chief
                                                                           Financial Officer
                                                                           (Principal Financial Officer)

Date: November 14, 2001                                  By: /s/ KRIS E. HANSEL
                                                                           --------------------------------------
                                                                           Kris E. Hansel
                                                                           Vice President and Controller
                                                                           (Principal Accounting Officer)