Form 10-K
period 2001-12-31
NATIONSRENT INC
filed 2002-05-24
CIK 1062515

                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

                            ------------------------

                                   FORM 10-K

                       FOR ANNUAL AND TRANSITION REPORTS
                    PURSUANT TO SECTIONS 13 OR 15(d) OF THE
                      SECURITIES AND EXCHANGE ACT OF 1934

   (MARK ONE)
      [X]         ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                  THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 2001
                                      OR
      [  ]        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                  THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE TRANSITION PERIOD FROM ____________ TO ____________

                       Commission File Number: 001-14299

                               NATIONSRENT, INC.
                 (DEBTOR-IN-POSSESSION AS OF DECEMBER 17, 2001)
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

                                      NONE

          Securities Registered Pursuant to Section 12(g) of the Act:
                     Common Stock, par value $.01 per share
                                (Title of class)

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [X]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     As of April 30, 2002, the registrant had 57,364,437 shares of common stock, $.01 par value per share, outstanding and, at such date, the aggregate market value of the shares of common stock held by non-affiliates of the registrant was approximately $5.6 million.

                      DOCUMENTS INCORPORATED BY REFERENCE

     None

                                     INDEX
                                  TO FORM 10-K

                                                                         PAGE
                                                                        NUMBER
                                                                        ------
PART I
Item 1.   Business....................................................     1
Item 2.   Properties..................................................     7
Item 3.   Legal Proceedings...........................................     8
Item 4.   Submission of Matters to a Vote of Security Holders.........     8

PART II
Item 5.   Market for Registrant's Common Equity and Related
          Stockholder Matters.........................................     8
Item 6.   Selected Financial Data.....................................     9
Item 7.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations...................................    11
Item 7A.  Quantitative and Qualitative Disclosures About Market
          Risk........................................................    28
Item 8.   Financial Statements and Supplementary Data.................    29
Item 9.   Changes in and Disagreements with Accountants on Accounting
          and Financial Disclosure....................................    60

PART III
Item 10.  Directors and Executive Officers of the Registrant..........    60
Item 11.  Executive Compensation......................................    63
Item 12.  Security Ownership of Certain Beneficial Owners and
          Management..................................................    67
Item 13.  Certain Relationships and Related Transactions..............    68

PART IV
Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form
          8-K.........................................................    70

     CERTAIN STATEMENTS AND INFORMATION IN THIS ANNUAL REPORT ON FORM 10-K MAY INCLUDE "FORWARD-LOOKING STATEMENTS" WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1933, AS AMENDED, AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED, INCLUDING IN PARTICULAR THE STATEMENTS ABOUT OUR PLANS, STRATEGIES AND PROSPECTS UNDER ITEM 1. -- "BUSINESS" AND ITEM
7. -- "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS." THESE STATEMENTS ARE BASED ON OUR CURRENT PLANS AND EXPECTATIONS AND INVOLVE RISKS AND UNCERTAINTIES THAT COULD CAUSE ACTUAL FUTURE ACTIVITIES AND RESULTS TO BE MATERIALLY DIFFERENCE FROM THOSE SET FORTH IN THESE FORWARD-LOOKING STATEMENTS. IMPORTANT FACTORS THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM OUR FORWARD-LOOKING STATEMENTS ARE SET FORTH BELOW IN
ITEM 7. -- "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- FACTORS THAT MAY AFFECT FUTURE RESULTS" AND ELSEWHERE IN THIS ANNUAL REPORT ON FORM 10-K. WE MAKE NO COMMITMENT TO DISCLOSE ANY REVISIONS TO FORWARD-LOOKING STATEMENTS, OR ANY FACT, EVENTS OR CIRCUMSTANCES AFTER THE DATE HEREOF THAT MAY BEAR UPON FORWARD-LOOKING STATEMENTS.

                                     PART I

ITEM 1.  BUSINESS

INTRODUCTION

     NationsRent, Inc., a Delaware corporation, together with its subsidiaries (the "Company," "NationsRent," the "Registrant," or in connection with the Chapter 11 Cases (as defined below) the "Debtors"), is a provider of rental equipment in the United States with over 230 locations in 26 states. We offer a comprehensive line of equipment for rent primarily to a broad range of construction and industrial customers including general contractors, subcontractors, highway contractors, manufacturing plants and distribution centers. We also sell used and new equipment, spare parts and supplies, and provide maintenance and repair services.

PROCEEDINGS UNDER CHAPTER 11 OF THE BANKRUPTCY CODE

     On December 17, 2001 (the "Petition Date"), the Debtors filed voluntary petitions for reorganization under chapter 11 of the United States Bankruptcy Code (the "Bankruptcy Code") in the United States Bankruptcy Court for the District of Delaware (the "Bankruptcy Court"). The chapter 11 cases pending for the Debtors (the "Chapter 11 Cases") are being jointly administered for procedural purposes.

     In conjunction with the commencement of the Chapter 11 Cases, the Debtors sought and obtained several orders from the Bankruptcy Court which were intended to enable the Debtors to continue to operate in the normal course of business during the Chapter 11 Cases, including orders to (i) permit the Debtors to operate their consolidated cash management system during the Chapter 11 Cases in substantially the same manner as it was operated prior to the commencement of the Chapter 11 Cases, (ii) authorize payment of prepetition employee salaries, wages, and benefits and reimbursement of prepetition employee business expenses,
(iii) authorize payment of prepetition sales, payroll, and use taxes owed by the Debtors, (iv) authorize payment of certain prepetition obligations to customers,
(v) continue workers' compensation insurance programs and certain pre-petition claims, premiums and related expenses, (vi) authorize payment of certain mechanics' lien and freight charges, (vii) determine adequate assurance of payment for future utility services, (viii) authorize payment of installments under insurance premium finance agreements, (ix) authorize maintenance and continuation of insurance programs and related relief, and (x) authorize payment of certain other prepetition claims.

     In January 2002, the United States trustee for the District of Delaware appointed an Official Committee of Unsecured Creditors in accordance with the provisions of the Bankruptcy Code. In March 2002, the Bankruptcy Court also entered an order (the "DIP Financing Order") authorizing the Debtors to enter into a $55.0 million debtor-in-possession financing facility, dated December 18, 2002, as amended as of January 31, 2002 (the "DIP Financing Facility"), with Fleet National Bank as agent for a syndicate of financial institutions comprised of certain of the Debtors' prepetition senior secured lenders, and to grant first priority priming liens, mortgages, and security interests on substantially all of the assets of the Debtors to secure the

DIP Financing Facility. See Item 7. -- "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources" below for a further discussion regarding the DIP Financing Facility.

     The Bankruptcy Code provides that the Debtors have the exclusive right for certain specified periods during which only they may file and solicit acceptances of a plan of reorganization. The exclusive period of the Debtors to file a plan for reorganization was set to expire on April 15, 2002. In May 2002, the Bankruptcy Court approved an initial extension of the exclusive period until August 15, 2002 with the right to seek further extensions. If the Debtors fail to file a plan of reorganization during this exclusive period or any extensions thereof or, after such plan has been filed, if the Debtors fail to obtain acceptance of such plan from the requisite impaired classes of creditors and equity holders during the exclusive solicitation period, any party in interest, including a creditor, an equity holder, a committee of creditors or equity holders, or an indenture trustee, may file their own plan of reorganization for the Debtors.

     The confirmation of a plan of reorganization is one of our primary objectives. After negotiations with various parties in interest, we expect to file a plan of reorganization with the Bankruptcy Court to reorganize our business and to restructure our obligations. After a plan of reorganization has been filed with the Bankruptcy Court, the plan, along with a disclosure statement approved by the Bankruptcy Court, will be sent to all creditors and equity holders. Following the solicitation period, the Bankruptcy Court will consider whether to confirm the plan. In order to confirm a plan of reorganization, the Bankruptcy Court, among other things, is required to find that (i) with respect to each impaired class of creditors and equity holders, each holder in such class has accepted the plan or will, pursuant to the plan, receive at least as much as such holder would receive in a liquidation, (ii) each impaired class of creditors and equity holders has accepted the plan by the requisite vote (except as described in the following sentence), and (iii) confirmation of the plan is not likely to be followed by a liquidation or a need for further financial reorganization of the Debtors or any successors to the Debtors unless the plan proposes such liquidation or reorganization. If any impaired class of creditors or equity holders does not accept the plan and, assuming that all of the other requirements of the Bankruptcy Code are met, the proponent of the plan may invoke the "cram down" provisions of the Bankruptcy Code. Under these provisions, the Bankruptcy Court may confirm a plan notwithstanding the non-acceptance of the plan by an impaired class of creditors or equity holders if certain requirements of the Bankruptcy Code are met. These requirements may, among other things, necessitate payment in full for senior classes of creditors before payment to a junior class can be made. As a result of the amount of our prepetition indebtedness, our financial performance and the availability of the "cram down" provisions under the Bankruptcy Code, we believe that the Company's equity holders will not receive any value or distribution for their interests under a plan or plans of reorganization. See Item
7. -- "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Factors That May Affect Future Results."

     Under bankruptcy law, actions by creditors to collect prepetition indebtedness owed by the Debtors at the filing date, as well as most litigation pending against us, are stayed and other prepetition contractual obligations may not be enforced against the Debtors. In addition, the Debtors have the right, subject to Bankruptcy Court approval and other conditions, to assume or reject any prepetition executory contracts and unexpired leases. Parties affected by these rejections may file prepetition damage claims with the Bankruptcy Court. We have prepared and submitted the schedules setting forth the Debtors' assets and liabilities as of the date of the petition as reflected in our accounting records. The amounts of claims filed by creditors could be significantly different from their recorded amounts. Due to material uncertainties, it is not possible to predict the length of time we will operate under chapter 11 protection, the outcome of the proceedings in general, whether we will continue to operate under our current organizational structure, or the effect of the proceedings on our business or the recovery by creditors and our equity holders.

STRATEGIC INITIATIVES

     In late 2000 and early 2001, we implemented a restructuring plan to address a significant imbalance between our revenue and costs. This plan included disposing of excess rental equipment, the closing of certain offices and locations and certain other cost cutting measures. See Item 7. -- "Management's Discussion and Analysis of Financial Condition and Results of Operations -- 2000 Restructuring Plan." Notwithstanding these efforts, as a result of continuing weakness in the construction industry and heightened competition in the equipment rental industry, we continued to experience a decline in our operating results causing significant constraints on our liquidity. Under these circumstances, we determined that it was in the best interests of our stakeholders to file the Chapter 11 Cases to allow us the opportunity to restructure our financial obligations, focus on our operations and develop and implement a new business model.

     In connection with our Chapter 11 Cases, we have prepared and are implementing a comprehensive strategic business plan which we believe will address the issues and challenges we have faced in both our business and the industry in general. The strategic initiatives set forth in the plan include:

          - business stabilization and organization restructuring through the establishment of the individual store as the basic organizational unit and increasing efficiencies through consolidation of regions and reducing overhead costs;

          - fleet optimization through the restructuring or refinancing of operating leases, better management of the aging, size and mix of the fleet and enhancement of our preventative maintenance program;

          - store rationalization through the closure of underperforming and isolated locations; and

          - revenue enhancement through the expansion of our NationsRent rental centers at home improvement stores of Lowe's Companies, Inc. ("Lowe's") and increasing our customer base.

     We believe that the plan's focus on the individual store and improved fleet utilization will allow us to better manage our existing asset base in the context of our limited access to capital in a slow growth environment.

MANAGEMENT CHANGES

     In connection with our reorganization efforts, we have made certain changes to our senior management team. In December 2001, we entered into an Executive Transition Agreement with James L. Kirk, who had been serving as our Chairman and Chief Executive Officer. Mr. Kirk resigned in February 2002. Details of Mr. Kirk's Executive Transition Agreement are contained in footnote (1) to the Summary Compensation Table included elsewhere in this Annual Report.

     Following Mr. Kirk's resignation, Philip V. Petrocelli was appointed President and Chief Executive Officer on an interim basis until a permanent President and Chief Executive officer could be identified. Our DIP Financing Facility requires that we hire a President and Chief Executive Officer acceptable to the lenders under the DIP Financing Facility by June 30, 2002.

BACKGROUND

     NationsRent was founded in August 1997. Since inception, we have acquired platform companies in target markets, opened or acquired additional convenient locations concentrated around those businesses and expanded the selection and availability of our rental fleet. As part of building a nationally branded network of rental centers, we conform the physical appearance and product offerings of our stores to a uniform format. Distinguishing characteristics of this format include a full line of rental items from small tools to heavy equipment, a wide variety of rental equipment, prominent use of the NationsRent logo and colors, and attractive, well organized and clean store facilities. In addition, our stores seek to offer a high level of customer service, which is supported through employee training and information systems.

     Our locations offer for rent a full range of rental equipment, including the following:

    - backhoes                    - aerial lifts and work platforms      S forklifts
    - bulldozers                  - compressors and generators           - excavators
    - pressure washers            - specialized hand tools               - wheel loaders
    - skid steer loaders          - trailers and storage containers      - lawn and garden tools
    - light towers                - pumps

     From August 1997 through April 2000, we acquired 58 equipment rental businesses. Until late 2000, our operating strategy had been focused on building a national platform in target markets, establishing the NationsRent brand and creating a foundation for future internal growth. In late 2000, as a result of adverse business conditions, we terminated our acquisition program and began implementing an operational restructuring plan to cut costs and increase cash flow, including the disposal of excess rental fleet, the closing of certain offices and locations and other cost cutting measures. Our focus has now shifted to internal operations and improved management of our existing asset base. In the near term, internal growth will be limited to increasing the number of NationsRent rental centers located in Lowe's home improvement stores, through our strategic alliances with Lowe's. See "-- Lowe's Strategic Alliance."

INDUSTRY OVERVIEW

     According to industry sources, the United States equipment rental industry grew from an estimated $614.0 million in revenue in 1982 to nearly $25.0 billion in 2001. Over the last 11 years the compounded annual growth rate of the industry is approximately 13.0%. Construction and industrial companies primarily have driven this growth by increasingly outsourcing their equipment needs to reduce investment in non-core assets and convert cost from fixed to variable. The growth rate in the rental industry slowed dramatically in 2001 to approximately 3.0%, largely as a result of slowing construction activity in 2001 and the corresponding contraction in the construction equipment industry.

OPERATIONS

     As of April 30, 2002 we operate over 230 locations in 26 states. Our operations consist of:

     - renting a full range of equipment to construction and industrial customers;

     - selling used equipment inventory;

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

     Merchandise, Parts, Supplies and Service. We sell merchandise, parts and supplies to our customers in conjunction with our equipment rental and sales business. We provide repair service to rental customers and offer maintenance service to customers who own equipment.

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

     Lowe's (NYSE: LOW) is one of the country's premier home improvement retailers and has annual sales of more than $22.1 billion. Lowe's serves more than four million do-it-yourself retail and commercial business customers through more than 785 stores in 42 states.

     As of April 30, 2002, we operated 47 rental centers in Lowe's home improvement stores in 8 states. We expect to open an additional 23 of these rental centers by the end of 2002. We believe that our strategic alliance with Lowe's will offer us a number of competitive advantages, including continued low cost penetration in our existing markets, an efficient low cost way to enter new markets, access to a new customer segment, the do-it-yourselfer, which is estimated to be approximately $135.0 billion in annual sales, and increased brand awareness by virtue of Lowe's high customer traffic locations and co-promotions with Lowe's.

     In April 2002, the Bankruptcy Court approved the Company's assumption of its strategic alliance agreement with Lowe's, together with all of the leases of the Company's rental centers at Lowe's home improvement stores. Accordingly, we are continuing to open NationsRent rental centers in select Lowe's home improvement stores.

CUSTOMERS

     We serve over 300,000 active accounts in the construction, industrial, homeowner and other segments of the equipment rental industry. No single customer accounted for more than 10.0% of our 2001 revenue. Our customers vary in size from large Fortune 500 companies to small construction contractors, subcontractors, machine operators and homeowners.

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

     Our regional managers are responsible for training, supervising and directing the selling activities of the NationsRent sales force in their markets. In addition, regional managers are also responsible for overseeing the mix of equipment at their locations and keeping abreast of local construction and industrial activity.

     We employ over 290 equipment rental salespeople who utilize targeted local marketing strategies to address specific customer needs and respond to competitive pressures. To remain informed of local market activity, salespeople track construction projects and new equipment sales in their area through Equipment Data Reports, F.W. Dodge Reports, CMD Reports and PEC Reports (Planning, Engineering and Construction), follow up on referrals and visit construction sites and potential equipment users who are new to the area.

TRADEMARKS

     We own a number of registered service marks which include the name "NationsRent." Management views these service marks as material to NationsRent.

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

COMPETITION

     The equipment rental industry is capital intensive, highly fragmented and is characterized by intense price and service competition. We compete through a combination of pricing, service, equipment quality, availability and value, and convenience. We compete with independent third parties in all of the markets in which we operate. As a result of industry consolidation in recent years, many of our competitors also operate on a regional or national basis. We also compete with equipment manufacturers which sell and rent equipment to customers, directly and through their dealer networks. We also compete with national home improvement retailers, such as Home Depot, with their small tool rental centers within select Home Depot home improvement stores. Some of our competitors have greater financial resources and name recognition than we do.

     At times, industry-wide price pressures on certain classes of equipment have adversely affected equipment rental companies, and we have, on such occasions, priced our equipment in response to these pressures. Moreover, at times when the equipment rental industry has experienced equipment oversupply, competitive pressure has intensified, with a negative impact on the industry's rental rates.

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

     Additionally, in connection with our previous acquisitions of equipment rental businesses, we have undertaken environmental assessments of substantially all locations that we will continue to operate following acquisition. We also undertake environmental assessments at all facilities prior to leasing them for new locations. We do not currently maintain comprehensive insurance covering environmental liabilities at our sites. However, the sellers of each of the equipment rental businesses which we have acquired and the landlords of facilities we have leased have indemnified us with respect to pre-existing environmental liabilities associated with such businesses or facilities. Based on currently available information, we believe that it is unlikely that we will have to incur material capital expenditures or other material compliance or remediation costs for environmental and safety matters in the foreseeable future. We cannot assure you, however, that federal, state or local environmental and safety requirements will not become more stringent or be interpreted and applied more stringently in the future. We also cannot assure you that in connection with leasing new facilities we will identify all existing adverse environmental conditions or that indemnification from landlords will be enforceable or sufficient to cover such conditions. Such future changes or interpretations, or the identification of adverse environmental conditions following the time we begin operating a site, could result in additional environmental compliance or remediation costs which we do not currently anticipate, which could be material to our financial condition or results of operations.

     In addition to environmental and safety regulations, we may also be subject to Department of Transportation regulations regarding the operation of motor vehicles and consumer protection laws affecting our operations.

EMPLOYEES

     As of April 30, 2002, we employed approximately 3,146 persons, approximately 148 of which were covered by a collective bargaining agreement. We believe our relations with our employees are good. For a description of certain work force reduction initiatives, see Item 7. -- "Management's Discussion and Analysis of Financial Condition and Results of Operations -- 2000 Restructuring Plan."

ITEM 2.  PROPERTIES

     Our corporate headquarters are located in Fort Lauderdale, Florida, in leased premises. Substantially all of our properties and equipment are subject to liens securing payment of portions of our indebtedness. As of April 30, 2002, we operated over 230 rental locations located in 26 states: Alabama, Arizona, California, Colorado, Connecticut, Florida, Georgia, Indiana, Kentucky, Louisiana, Maine, Massachusetts, Michigan, Nevada, New Hampshire, New Jersey, New York, North Carolina, Ohio, Pennsylvania, Rhode Island, South Carolina, Tennessee, Texas, Utah, and West Virginia. We lease the real estate for all but two of our locations and also lease certain of our equipment. We believe that all of our facilities are sufficient for our current needs. For a description of certain facility closure and consolidation activities, see Item 7. -- "Management's Discussion and Analysis of Financial Condition and Results of Operations -- 2000 Restructuring Plan."

ITEM 3.  LEGAL PROCEEDINGS

     On December 17, 2001, NationsRent and all of its subsidiaries filed the Chapter 11 Cases in the United States Bankruptcy Court for the District of Delaware in Wilmington, Delaware. The cases were consolidated for procedural purposes and designated as Case No. 01-11628 (PJW). On May 20, 2002, the Bankruptcy Court approved the Debtors' motion to establish a bar date for filing proofs of claim. As a result, the Debtors selected August 5, 2002 as the bar date (the "Bar Date"). In connection with the Chapter 11 Cases, proofs of claim have been and will be filed against the Debtors with the Bankruptcy Court or with the Debtors' claims and noticing agent, Logan & Company, Inc. The Debtors will then be required to resolve proofs of claim that differ in nature, classification or amount from the Debtors' books and records through negotiations with the applicable claimants and the filing and prosecution of objections to such claims.

     The Debtors were party to various legal proceedings arising in the ordinary course of their business prior to the filing of the Chapter 11 Cases, none of which were material to the Debtors' financial condition or results of operations. All such proceedings have been stayed as of the Petition Date, unless the stay has been or will be lifted by the Bankruptcy Court, and any liabilities related to such claims are subject to compromise pursuant to a plan of reorganization in the Chapter 11 Cases.

     We have also become party to legal proceedings arising in the ordinary course of business after the Petition Date, none of which are material to our financial condition or results of operations.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to our stockholders during the fourth quarter of 2001.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     Our common stock, $.01 par value per share, was traded on the New York Stock Exchange (the "NYSE") under the symbol "NRI" until the NYSE suspended trading in our common stock on November 23, 2001. The following table sets forth, for the periods indicated, the range of the high and low sales prices per share for the common stock on the NYSE.

                                                                PRICE RANGE OF
                                                                 COMMON STOCK
                                                              ------------------
                                                               HIGH        LOW
                                                              -------    -------
FISCAL YEAR ENDED DECEMBER 31, 2001:
First Quarter...............................................   2.1250     1.0100
Second Quarter..............................................   1.0900     0.3500
Third Quarter...............................................   0.5100     0.1600
Fourth Quarter (through November 23, 2001)..................   0.2200     0.0700
FISCAL YEAR ENDED DECEMBER 31, 2000:
First Quarter...............................................   6.1875     4.3750
Second Quarter..............................................   5.3750     3.3750
Third Quarter...............................................   4.1250     3.3750
Fourth Quarter..............................................   3.8750     1.0625

     Our common stock was delisted from the NYSE in December 2001. After the NYSE suspended trading in our common stock, it began trading on the over-the-counter electronic bulletin board, commonly known as the pink sheets (the "OTCBB"), under the symbol "NRNQE." During the period from the time trading commenced on the OTCBB to the last day of the Company's fiscal year 2001, the reported bid price for the common stock on the OTCBB ranged from a high of $0.13 to a low of $0.02. The quotations reflect interdealer prices without retail mark-up, mark-down or commission and may not represent actual transactions. As of April 30, 2002, there were approximately 167 holders of record of our common stock.

     A liquid public market for our common stock does not exist, which may make it difficult for you to sell our common stock. While our common stock is currently traded on the OTCBB, there may be very limited demand for our common stock. As a result of our late filings of required reports under the Securities Exchange Act of 1934, our stock will not be eligible for trading on the OTCBB beginning June 1, 2002, unless all such required reports are filed prior to that date.

     NationsRent cautions investors that an investment in any of its securities is highly speculative. NationsRent believes the existing equity securities of NationsRent, including its preferred and common stock, has and will have no value and that any chapter 11 reorganization plan approved by the Bankruptcy Court will not provide NationsRent's existing equity holders with any distributions, including any interest in the reorganized debtor.

     We have not paid any dividends in the past and presently anticipate that earnings, if any, will be retained for the development of our business and that we will not declare dividends on the common stock in the foreseeable future. In addition, our ability to declare or pay dividends is restricted by the terms of our credit facilities as well as the terms of the indenture governing our 10 3/8% senior subordinated notes due 2008. See Item 7. -- "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources."

ITEM 6.  SELECTED FINANCIAL DATA

     The selected financial data set forth below should be read in conjunction with our Consolidated Financial Statements and notes thereto contained in Part II, Item 8 of this Annual Report on Form 10-K. The following selected consolidated financial information summarizes (i) the statement of operations data for Sam's Equipment Rental, Inc. and Gabriel Trailer Manufacturing Company, Inc. (collectively, the "Predecessor") for the fiscal years ended March 31, 1997 and the five months ended August 31, 1997 and the selected balance sheet data as of March 31, 1997 and August 31, 1997, which have been derived from audited consolidated financial statements not included herein, and (ii) the statement of operations data of NationsRent for the period from August 14, 1997 (inception) through December 31, 1997 and for the years ended December 31, 1998, 1999, 2000 and 2001 and selected balance sheet data as of December 31, 1997, 1998, 1999, 2000 and 2001 which have been derived from the audited consolidated financial statements of NationsRent included herein except for 1997, 1998 and certain 1999 information not included herein. The other data has been derived from the consolidated financial statements referred to above for the applicable periods. See also Item 7. -- "Management's Discussion and Analysis of Financial Condition and Results of Operations."

                                              THE PREDECESSOR                               THE COMPANY(1)
                                         --------------------------   -----------------------------------------------------------
                                                                       AUGUST 14,
                                         TWELVE MONTHS    APRIL 1     (INCEPTION)
                                             ENDED        THROUGH       THROUGH            TWELVE MONTHS ENDED DECEMBER 31,
                                           MARCH 31,     AUGUST 31,   DECEMBER 31,   --------------------------------------------
                                             1997           1997          1997         1998        1999        2000       2001
                                         -------------   ----------   ------------   --------   ----------   --------   ---------
                                                        (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
STATEMENT OF OPERATIONS DATA:
Revenue:
 Equipment rentals.....................     $15,328       $ 8,515       $  7,410     $150,668   $  415,629   $546,434   $ 499,040
 Sales of equipment, merchandise,
   service, parts and supplies.........       4,177         1,205          1,895       85,730      142,792    122,614      95,619
                                            -------       -------       --------     --------   ----------   --------   ---------
       Total revenue...................      19,505         9,720          9,305      236,398      558,421    669,048     594,659
                                            -------       -------       --------     --------   ----------   --------   ---------
Cost of revenue:
 Cost of equipment rentals.............       6,029         2,193          2,196       49,866      127,049    207,466     241,959
 Rental equipment depreciation and
   lease expense(2)....................       3,465         1,848          1,526       30,681       87,358    136,100     140,895
 Cost of sales of equipment,
   merchandise, service, parts and
   supplies............................       2,791           984          1,691       61,455       94,594     94,187     100,653
                                            -------       -------       --------     --------   ----------   --------   ---------
       Total cost of revenue...........      12,285         5,025          5,413      142,002      309,001    437,753     483,507
                                            -------       -------       --------     --------   ----------   --------   ---------
Gross profit...........................       7,220         4,695          3,892       94,396      249,420    231,295     111,152
Selling, general and administrative
 expenses..............................       3,564         1,683          1,081       44,411      101,873    130,189     124,374
Restructuring charge(3)................          --            --             --           --           --     72,005       9,653
Impairment of intangible assets related
 to acquired businesses(4).............          --            --             --           --           --         --     770,833
Expenses related to abandoned merger,
 net(5)................................          --            --             --           --        3,932         --          --
Non-rental equipment depreciation and
 amortization(2).......................         238           115            284        7,266       22,136     27,810      36,792
                                            -------       -------       --------     --------   ----------   --------   ---------
Operating income (loss)................       3,418         2,897          2,527       42,719      121,479      1,291    (830,500)
                                            -------       -------       --------     --------   ----------   --------   ---------
Other (income)/expense:
 Interest expense, net.................         866           580            760       20,858       69,228     99,285     109,751
 Other, net............................        (203)           62             --         (401)      (2,320)       548        (731)
                                            -------       -------       --------     --------   ----------   --------   ---------
                                                663           642            760       20,457       66,908     99,833     109,020
                                            -------       -------       --------     --------   ----------   --------   ---------
Income (loss) before reorganization
 items, provision (benefit) for income
 taxes and cumulative effect of change
 in accounting principle...............       2,755         2,255          1,767       22,262       54,571    (98,542)   (939,520)
 Reorganization items, net(6)..........          --            --             --           --           --         --      11,333
                                            -------       -------       --------     --------   ----------   --------   ---------
Income (loss) before provision
 (benefit) for income taxes and
 cumulative effect of change in
 accounting principle..................       2,755         2,255          1,767       22,262       54,571    (98,542)   (950,853)
 Provision (benefit) for income
   taxes...............................       1,128           939            766        9,608       22,648    (24,852)     (9,815)
                                            -------       -------       --------     --------   ----------   --------   ---------
 Income (loss) before cumulative change
   in accounting principle.............       1,627         1,316          1,001       12,654       31,923    (73,690)   (941,038)
 Cumulative effect of change in
   accounting principle net of Income
   tax benefit.........................          --            --             --           --           --         --       1,359
                                            -------       -------       --------     --------   ----------   --------   ---------
Net income (loss)......................     $ 1,627       $ 1,316       $  1,001     $ 12,654   $   31,923   $(73,690)  $(942,397)
                                            =======       =======       ========     ========   ==========   ========   =========
Earnings (loss) per share:(7)
 Basic:................................                                 $   0.04     $   0.37   $     0.57   $  (1.27)  $  (16.43)
                                                                        ========     ========   ==========   ========   =========
 Diluted:..............................                                 $   0.04     $   0.37   $     0.49   $  (1.27)  $  (16.43)
                                                                        ========     ========   ==========   ========   =========
OTHER DATA:
 Gross margin..........................        37.0%         48.3%          41.8%        39.9%        44.7%      34.6%       18.7%
 Operating margin......................        17.5          29.8           27.2         18.1         21.8        0.2      (139.7)
 Amortization of goodwill(2)...........     $    --       $    --       $    170     $  5,038   $   15,123   $ 20,227   $  19,793
 Depreciation and other amortization...       3,703         1,963          1,640       26,691       53,726     81,727      83,498

                                           THE PREDECESSOR                                    THE COMPANY
                                      --------------------------      -----------------------------------------------------------
                                          AS OF         AS OF                             AS OF DECEMBER 31,
                                        MARCH 31,     AUGUST 31,      -----------------------------------------------------------
                                          1997           1997          1997        1998         1999         2000         2001
                                      -------------   ----------      -------   ----------   ----------   ----------   ----------
SELECTED BALANCE SHEET DATA:
 Rental equipment, net..............     $21,789       $21,886        $30,619   $  382,573   $  574,846   $  526,958   $  427,407
 Intangible assets related to
   acquired businesses, net.........          --            --         36,686      523,785      701,139      784,939           --
 Total assets.......................      27,614        29,088         79,157    1,075,812    1,559,394    1,719,996      687,516
 Total debt.........................      16,100        16,559         42,928      678,035      989,428    1,117,026    1,098,552
 Stockholders' equity (deficit).....       4,467         5,768         26,001      282,230      413,387      440,971     (501,631)

---------------

(1) All of our acquisitions to date have been accounted for as purchases and, accordingly, the operations of the acquired businesses are included in the statement of operations data and other data from the effective date of acquisition.
(2) The amortization period for rental equipment depreciation ranges from 36 to 96 months. The amortization period for goodwill was 40 years through December 31, 2001.
(3) See Item 7. -- "Management's Discussion and Analysis of Financial Condition and Results of Operations -- 2000 Restructuring Plan."
(4) See Item 8. -- "Financial Statements and Supplementary Data -- Note
    3 -- Accounting Policies -- Intangible Assets Related to Acquired
    Businesses."
(5) Represents the unreimbursed portion of expenses incurred related to the proposed merger with Rental Service Corporation ("RSC") that was abandoned in May 1999. The Company received $6.0 million from RSC as reimbursement for expenses incurred by the Company in connection with the abandoned merger.
(6) See Item 8. -- "Financial Statements and Supplementary Data -- Note
    6 -- Reorganization Items."
(7) Earnings per share data is not included for the Predecessor as such information would not be representative of the capital structure of the Company.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion and analysis of our consolidated results of operations and financial condition should be read in conjunction with the consolidated financial statements and the related notes included elsewhere in this Annual Report on Form 10-K. Unless otherwise indicated, all information contained in this Item 7 is as of December 31, 2001.

GENERAL

     NationsRent is a leading provider of rental equipment in the United States. We offer a comprehensive line of equipment for rent primarily to a broad range of construction and industrial customers including general contractors, subcontractors, highway contractors, manufacturing plants and distribution centers. We also sell used and new equipment, spare parts and supplies. As of April 30, 2002, we operated over 230 equipment rental locations in 26 states. We have become a leading provider of rental equipment as a result of a combination of having acquired platform companies in target markets, opened or acquired additional locations concentrated around those businesses and expanded the selection and availability of our rental fleet.

     We derive our revenue from equipment rentals, sales of new and used equipment, merchandise, parts, supplies, maintenance and repair services. Rental revenue is dependent on several factors including demand for rental equipment, the amount and quality of equipment available for rent, rental rates, weather conditions and general economic conditions. Revenue generated from the sale of used equipment is affected by price, general economic conditions and the condition and age of the equipment. Revenue from the sale of new equipment is affected by price and general economic conditions. Revenue from the sale of merchandise, parts and supplies as well as maintenance and repair services is primarily affected by equipment rental and sales volume.

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

PROCEEDINGS UNDER CHAPTER 11 OF THE BANKRUPTCY CODE

     On December 17, 2001, NationsRent and all of its subsidiaries filed voluntary petitions in the Bankruptcy Court for reorganization under chapter 11 of the Bankruptcy Code. For further discussion of the Chapter 11 Cases, see Item
1. -- "Business -- Proceedings Under Chapter 11 of the Bankruptcy Code" above and notes to consolidated financial statements included elsewhere in this Annual Report.

     The Debtors are currently operating their business as debtors-in-possession pursuant to applicable provisions of the Bankruptcy Code. Since the Petition Date, the Debtors have continued to conduct business in the ordinary course. Management is in the process of stabilizing the business of the Debtors and evaluating their operations in connection with the development of a plan of reorganization. After developing a plan of reorganization, the Debtors will seek the requisite acceptance of the plan by impaired creditors and equity holders and confirmation of the plan by the Bankruptcy Court, all in accordance with the applicable provisions of the Bankruptcy Code.

     During the pendency of the Chapter 11 Cases, the Debtors may, with Bankruptcy Court approval, sell assets and settle liabilities outside the ordinary course of business, including for amounts other than those reflected on the Debtors' financial statements. The Debtors are in the process of reviewing their operations and identifying assets for disposition.

     The administrative and reorganization expenses resulting from the Chapter 11 Cases will unfavorably affect the Debtors' results of operations. Future results of operations may also be affected by other factors related to the Chapter 11 Cases. See "-- Factors That May Affect Future Results."

     The confirmation of a plan of reorganization is one of our primary objectives. After negotiations with various parties in interest, we expect to present a plan of reorganization to the Bankruptcy Court to reorganize our business and to restructure our obligations.

     The plan of reorganization, when filed, will set forth the means for treating claims, including liabilities subject to compromise and interests in our Company. Such means may take a number of different forms. A plan of reorganization may result in, among other things, significant dilution or elimination of certain classes of existing interests as a result of the issuance of equity securities to creditors or new investors. The confirmation of any plan of reorganization will require creditor acceptance as required under the Bankruptcy Code and approval of the Bankruptcy Court.

     Under the Bankruptcy Code, postpetition liabilities and prepetition liabilities subject to compromise must be satisfied before equity holders can receive any distribution. The ultimate recovery to equity holders, if any, will not be determined until the end of the case when the fair value of our assets is compared to the liabilities and claims against us. As a result of the amount of our prepetition indebtedness, our financial performance and the provisions of the Bankruptcy Code, we believe that the Company's equity holders will not receive any value or distribution for their interests under a plan or plans of reorganization.

     Under bankruptcy law, actions by creditors to collect prepetition indebtedness owed by the Debtors at the filing date, as well as most litigation pending against us, are stayed and other prepetition contractual obligations may not be enforced against the Debtors. In addition, the Debtors have the right, subject to Bankruptcy Court approval and other conditions, to assume or reject any prepetition executory contracts and unexpired leases. Parties affected by these rejections may file prepetition damage claims with the Bankruptcy Court. We have prepared and submitted the schedules setting forth the Debtors' assets and liabilities as of the date of the petition as reflected in our accounting records. The amounts of claims filed by creditors could be significantly different from their recorded amounts. Due to material uncertainties, it is not possible to predict the length of time we will operate under chapter 11 protection, the outcome of the proceedings in general, whether we will continue to operate under our current organizational structure, or the effect of the proceedings on our business or the recovery by creditors and our equity holders.

BASIS OF PRESENTATION

     The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates continuity of operations, realization of assets, and payment of liabilities in the ordinary course of business, and do not reflect adjustments that might result if the Debtors are unable to continue as a going concern. The Debtors' history of significant losses, their stockholder deficit and their Chapter 11 Cases raise substantial doubt regarding the Company's ability to continue as a going concern. The Debtors intend to file a plan or plans of reorganization with the Bankruptcy Court. Continuing as a going concern is dependent upon, among other things, the Debtors' formulation of a plan or plans of reorganization acceptable to the Bankruptcy Court and creditors, the success of future business operations, and the generation of sufficient cash from operations and financing sources to meet the Company's obligations. The consolidated financial statements do not reflect: (i) the realizable value of assets on a liquidation basis or their availability to satisfy liabilities; (ii) aggregate prepetition liability amounts that may be allowed for unrecorded claims or contingencies, or their status or priority;
(iii) the effect of any changes to the Debtors' capital structure or in the Debtors' business operations as the result of an approved plan or plans of reorganization; or (iv) adjustments to the carrying value of assets or liability amounts that may be necessary as a result of actions by the Bankruptcy Court. Adjustments necessitated by a plan of reorganization could materially change the amounts reported in the consolidated financial statements included elsewhere herein.

LIQUIDITY AND CAPITAL RESOURCES

  Prepetition Capital Resources

     Historically, we funded our cash requirements with borrowings under our senior credit facility, proceeds from the issuance of debt and equity securities and cash from operations. As of the petition date, our senior credit facility consisted of a $395.4 million term loan and a revolving credit facility with an outstanding balance of $355.9 million. The senior credit facility is secured by substantially all of our assets.

     As a result of our reliance on debt-based financing facilities, we became highly leveraged. Our ability to meet our financial obligations under these financing arrangements was dependent on, among other things, our results of operations and our ability to maintain compliance with our debt covenants. Beginning in 2000, we experienced increased financial stress and liquidity issues, as well as significant losses from operations. At December 31, 2001, our accumulated deficit reached approximately $970.5 million.

     Despite our restructuring efforts described below, in December 2001, we failed to make a principal payment due on the term loan portion of our senior credit facility, an interest payment due on our 10.375% Senior Subordinated Notes due 2008 (the "Subordinated Notes"), principal and interest payments on certain subordinated notes issued in connection with acquisitions (the "Acquisition Notes") and certain other scheduled payments.

     Under the terms of our senior credit facility, upon an event of default, including the failure to make a required interest payment, the senior lenders have several rights and remedies available to them, including declaring all amounts outstanding, together with accrued interest, to be immediately due and payable. The senior lenders had the right to proceed against the collateral securing the facility, which includes substantially all of our assets. Similarly, as a result of our failure to make interest and/or principal payments under the Acquisition Notes and the Subordinated Notes, subject to the subordination provisions of such instruments, the trustee or holders of those notes were also permitted to declare those notes and accrued interest immediately due and payable. Our other debt and lease arrangements also contain cross-default provisions, which gave the parties thereto various remedies, including acceleration of all amounts outstanding, foreclosure on collateral securing such obligations and termination rights.

     Our deteriorating financial condition, combined with continuing economic weakness, heightened competition in the construction and rental equipment industries contributed to significant strain on our liquidity and compounded our substantial earnings and cash flow pressures. Under these circumstances, we determined that it was in the best interests of our stakeholders to file Chapter 11 Cases to allow us the opportunity to restructure our financial obligations, focus on our operations and develop and implement a new business model.

     As a result of filing the Chapter 11 Cases, our lenders and parties to various contracts and agreements were prohibited from exercising the remedies that would have been available to them upon our default.

     Pursuant to the Bankruptcy Code, our prepetition obligations, including obligations under debt instruments, generally may not be enforced against the Debtors, and any actions to collect prepetition indebtedness are automatically stayed, unless the stay is lifted by order of the Bankruptcy Court. In addition, as debtors-in-possession, the Debtors have the right, subject to Bankruptcy Court approval and certain other limitations, to assume or reject executory contracts and unexpired leases. In this context, "assumption" means that the Debtors agree to perform their obligations and cure all existing defaults under the contract or lease, and "rejection" means that the Debtors are relieved from their obligations to perform further under the contract or lease, but are subject to a prepetition claim for damages for the breach thereof. Any damages resulting from rejection of executory contracts and unexpired leases will be treated as general unsecured claims in the Chapter 11 Cases unless such claims had been secured on a prepetition basis prior to the Petition Date. To date, the Debtors have rejected certain executory contracts and unexpired leases of nonresidential real property and the Debtors continue to review their remaining executory contracts and unexpired leases to determine which, if any, they will reject in the future. The Debtors cannot presently determine or reasonably estimate the ultimate liability that may result from rejecting contracts or leases or from the filing of claims for any rejected contracts or leases, and no provisions have yet been made for the final resolution of these items.

  Adequacy of Capital Resources

     The Debtors are now operating their businesses as debtors-in-possession under chapter 11 of the Bankruptcy Code. In addition to the cash requirements necessary to fund ongoing operations, the Company anticipates that it will incur significant professional fees and other restructuring costs in connection with the Chapter 11 Cases and the restructuring of its business operations. As a result of the uncertainty surrounding NationsRent's current circumstances, it is difficult to predict the Company's actual liquidity needs at this time. However, based on current and anticipated levels of operations, and efforts to reduce accounts receivable, the Company anticipates that its cash flow from operations, together with amounts available under the DIP Financing Facility, will be adequate to meet its anticipated cash requirements through the end of December 2002. In the event that cash flows and available borrowings under the DIP Financing Facility are not sufficient to meet future cash requirements, the Company may be required to reduce planned capital expenditures or seek additional financing. The Company can provide no assurances that reductions in planned capital expenditures would be sufficient to cover shortfalls in available cash or that additional financing would be available or, if available, offered on acceptable terms. As a result of the Chapter 11 Cases and the circumstances leading to the filing thereof, NationsRent's access to additional financing is, and for the foreseeable future will likely continue to be, very limited. The Company's long-term liquidity requirements and the adequacy of the Company's capital resources are difficult to predict at this time, and ultimately cannot be determined until a plan of reorganization has been developed and confirmed by the Bankruptcy Court in connection with the Chapter 11 Cases.

  DIP Financing Facility

     On March 6, 2002, the Bankruptcy Court entered the DIP Financing Order authorizing the Debtors to enter into the $55.0 million DIP Financing Facility and to grant first priority primary liens, mortgages, security interests, liens (including priming liens), and superiority claims on substantially all of the assets of the Debtors to secure the DIP Financing Facility.

     Under the terms of the DIP Financing Facility, a revolving credit facility of up to $55.0 million, including up to $20.0 million for postpetition letters of credit, is available to the Company until the earliest of (i) December 18, 2002, (ii) the date on which the plan of reorganization becomes effective, (iii) any material non-compliance with any of the terms of the DIP Financing Order,
(iv) any event of default that shall have occurred under the DIP Financing Facility, or (v) consummation of a sale of substantially all of the assets of the Company pursuant to an order of the Bankruptcy Court shall have occurred. The terms of the DIP Financing Facility provided for an initial facility of $20.0 million, which increased to $30.0 million upon satisfaction of certain conditions. In addition, the DIP Financing Facility will increase to $55.0 million upon satisfaction of certain additional conditions, including the earlier of (i) the agents' acceptance of our business plan which addresses the restructuring of the Company's business operations and (ii) the hiring of a permanent president and chief executive officer (acceptable to the agents) and commencement of his/her duties, which person the Debtors agreed to hire by no later than June 30, 2002. In any event, the availability under the DIP Financing Facility will be reduced by $5.0 million on November 30, 2002. Availability under the DIP Financing Facility is also subject to a borrowing base based upon trade accounts receivable. Amounts borrowed under the DIP Financing Facility bear interest per annum equal to the prime rate plus 2.50%. In addition to a facility fee and an underwriting fee of 0.50% each, there is an unused commitment fee of 0.50%, a letter of credit fee of 3.25%, and a letter of credit fronting fee of 0.125%. The DIP Financing Facility is secured by super-priority claims and liens on the real and personal assets of the Company that also secure the prepetition senior credit facility. The DIP Financing Facility contains financial covenants requiring maintenance of an asset coverage ratio and a minimum operating cash flow, as well as other covenants that limit, among other things, indebtedness, liens, sales of assets, capital expenditures, investments, and prohibit dividend payments. We are currently in the process of renegotiating the financial covenants in the DIP Financing Facility to reflect the financial performance set forth in our strategic business plan submitted to the agents in March 2002. In addition to containing defaults customary for similar DIP facilities, a default is also triggered upon the following events:
(i) the Company's permanent president and chief executive officer ceases to serve for any reason, unless a replacement acceptable to the agents has been appointed and is serving within 30 days; (ii) the failure of the Company to submit to the agents, banks, prepetition agents, and prepetition lenders the Company's capital restructuring plan by May 31, 2002; and (iii) the failure to file a plan of reorganization and disclosure statement in connection with our Chapter 11 Cases by June 30, 2002. The DIP Financing Facility also provides that the net proceeds of any asset sales in the ordinary course of business will reduce prepetition indebtedness under the senior credit facility.

     In connection with the DIP Financing Facility, our prepetition senior credit facility was amended to provide for subordination of the liens (to the liens under the DIP Financing Facility) and use of cash collateral in return for payment of interest on the prepetition senior credit facility.

     As of April 30, 2002, the Company had $9.2 million in letters of credit outstanding under the DIP Financing Facility. Remaining availability under the DIP Financing Facility as of April 30, 2002, was $10.8 million. At April 30, 2002, we had approximately $27.8 million of cash and cash equivalents.

  Liquidity Requirements

     Our net cash used in operations was $60.7 million for the twelve months ended December 31, 2001 compared to net cash provided by operations of $56.1 million for the same period in 2000. The decrease in cash provided by operations was primarily due to a use of cash related to payments of accounts payable related to prior year purchases of rental fleet and to lower operating cash flows generated from store operations. Net cash provided by investing activities was $44.9 million for the twelve months ended December 31, 2001, primarily reflecting $17.4 million for purchases of rental equipment, $11.4 million for purchases of and improvements to property and equipment and $70.8 million of proceeds from the sale of both rental and non-rental equipment. Cash used in financing activities was $28.3 million for the twelve months ended December 31, 2001 and was primarily a result of repayments of our senior credit facility.

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

     Historically, our primary uses of cash have been the funding of acquisitions and capital expenditures. Through the Petition Date, we have funded our cash requirements primarily with borrowings under our senior credit facility, proceeds from the issuance of debt and equity securities, equity contributions from our founding stockholders and cash provided by operations.

     During 2001 and 2000, we added $5.5 million and $139.9 million, respectively, of new equipment to our rental equipment fleet using operating leases. These operating leases have terms expiring over the next seven years.

     Our short-term cash requirements for our existing operations consist primarily of expenditures to repair and maintain our rental equipment fleet, working capital requirements and purchase of merchandise inventory and other operating activities. In addition, a substantial portion of our cash generated will be used to make adequate protection payments on our secured debt and to meet postpetition operating lease obligations.

     We estimate that equipment expenditures over the next 12 months for our existing locations and for new store openings will be in the range of $25.0 million to $35.0 million and proceeds from sales from used equipment will be in the range of $5.0 million to $10.0 million. Approximately two-thirds of the estimated capital expenditures is to replace existing rental equipment.

     During the fiscal year ended December 31, 2001, we opened 30 NationsRent stores within Lowe's stores. By the end of 2001, we had opened a total of 40 such stores within Lowe's stores, and expect to open 30 additional stores in 2002. We estimate that the average capital costs associated with opening a Lowe's location to be in the range of $0.3 million to $0.5 million.

     We believe cash generated from operations and borrowings under our DIP Financing Facility will be sufficient to fund our cash requirements for existing operations, equipment capital expenditures and new store openings through December 2002.

2000 RESTRUCTURING PLAN

     During the fourth quarter of 2000, we implemented a plan to restructure certain of our operations to address a significant imbalance between our revenue and costs. During 2001, we implemented additional actions to restructure certain of our operations pursuant to our 2000 restructuring plan. The restructuring plan was comprised of the following major components:

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

     Pursuant to our restructuring plan, during the fourth quarter of 2000, we recorded a pre-tax restructuring charge of approximately $72.0 million and during 2001, we recorded an additional pre-tax restructuring charge of approximately $9.7 million. The components of these charges, along with the activity for 2000 (of which $21.8 million was non-cash) and 2001 related to these charges, are presented in the following table (in thousands):

                                              2000 ACTIVITY                                2001 ACTIVITY
                                          ----------------------     RESERVE      --------------------------------     RESERVE
                                           AMOUNTS                  BALANCE AT     AMOUNTS         DEDUCTIONS         BALANCE AT
                                           CHARGED                 DECEMBER 31,   CHARGED TO   -------------------   DECEMBER 31,
                                          TO INCOME   DEDUCTIONS       2000         INCOME      CASH     NON-CASH        2001
                                          ---------   ----------   ------------   ----------   -------   ---------   ------------
Rental fleet disposition................   $42,693     $ (6,202)     $36,491        $9,685     $    --   $(46,176)      $   --
Information systems abandonment.........    11,530      (10,630)         900            --        (900)        --           --
Employee termination severance costs....    10,156       (3,520)       6,636           762      (5,583)        --        1,815
Facility closures.......................     7,626       (5,863)       1,763          (794)       (576)       (69)         324
                                           -------     --------      -------        ------     -------   --------       ------
                                           $72,005     $(26,215)     $45,790        $9,653     $(7,059)  $(46,245)      $2,139
                                           =======     ========      =======        ======     =======   ========       ======

     The charge for rental fleet disposition represented estimated losses on owned and leased assets identified for sale under the restructuring plan. As of December 31, 2001, all of the rental equipment that was identified for sale under the restructuring plan had been sold.

     The restructuring plan included the termination and payment of related severance benefits under our existing severance plan and agreements for approximately 450 employees, all of whom had been terminated as of December 31, 2001. Payments are expected to be paid through the third quarter of 2003.

     During 2001, we modified our restructuring plan related to facility closures, primarily as a result of changes to our planned openings of NationsRent rental centers within select Lowe's home improvement stores (see
" -- New Stores"). As a result of the changes to the restructuring plan, three of the rental facilities originally identified for closure will remain open and one additional rental facility was identified for closure.

The impact of such changes was not material to the original restructuring charge recorded for store closures. All 16 stores that have been identified for closure under the restructuring plan, as modified, have been closed as of December 31, 2001. Lease payments for the facility closures extend into 2009 pursuant to the terms of the facility lease agreements. However, during the first quarter of 2002, we received approval from the Bankruptcy Court to reject the facility lease agreements. As such, the remaining reserve for such future lease payments was credited to income, which resulted in a $0.8 million reduction of the previously recorded charge. The remaining reserve balance at December 31, 2001 for office closures relates to certain office equipment leases that we have not yet received Bankruptcy Court approval to reject. Such approval is expected to occur in the second quarter of 2002.

NEW STORES

     In October 2000, we entered into an exclusive multi-year strategic alliance with Lowe's, the world's second largest home improvement retailer, to operate NationsRent rental centers within select Lowe's home improvement stores. Operating as a store within a store adjacent to the entrance of a Lowe's store, the NationsRent stores will rent our full line of construction tools and equipment to Lowe's customers. We will lease these rental centers from Lowe's for terms initially expiring in 2008 with two five-year renewal options. The Lowe's strategic alliance has and will require us to accelerate investments in systems, training, brand support and other store start-up costs. As of December 2001, we operated 40 NationsRent rental centers at Lowe's locations. In April 2002, the Debtors obtained approval from the Bankruptcy Court to continue the scheduled opening of NationsRent rental centers within select Lowe's home improvement stores. Our new store growth during the next several years will concentrate on our strategic alliance with Lowe's to open and operate NationsRent rental centers in select Lowe's locations. However, given our recent financial performance, there can be no assurance that our relationship with Lowe's will not be impaired.

HISTORICAL RESULTS OF OPERATIONS

  Year Ended December 31, 2001 as Compared to Year Ended December 31, 2000

     Revenue. Total revenue decreased $74.4 million, or 11.1%, for the year ended December 31, 2001 when compared to the prior year. Rental revenue decreased $47.4 million, or 8.7%, for the year ended December 31, 2001 when compared to the prior year. As discussed above, during the fourth quarter of 2000, we implemented a plan to significantly restructure our operations. The 2000 restructuring plan resulted in the disposal of approximately 12.0% of our rental fleet and the repositioning of approximately 27.0% of our remaining rental fleet amongst the markets we serve. In addition, we terminated approximately 13.0% of our employees and closed approximately 8.0% of our locations. The restructuring of our operations caused a significant amount of internal disruptions as we disposed of and repositioned our fleet, with certain markets being severely impacted by the shift in rental fleet mix from heavy earth moving equipment to general rental equipment. These factors, coupled with the continuing weakness in the construction industry, heightened competition in the equipment rental industry and adverse weather in certain of our markets have contributed to the decrease in our revenue from the prior year. In addition, during 2000 and 2001 we divested certain non-core businesses.

     Sales of equipment, merchandise, service, parts and supplies during the twelve months ended December 31, 2001 include revenue of $41.3 million from the sale of rental fleet pursuant to our restructuring plan discussed above. Such revenue was recorded at no gross profit.

     Gross Profit. Gross profit decreased $120.1 million for the year ended December 31, 2001 when compared to the prior year. Gross profit as a percentage of total revenue was 18.7% for the year ended December 31, 2001, compared to 34.6% for the prior year.

     Gross profit for the year ended December 31, 2001 was negatively impacted when compared to the prior year by: (i) the decrease in revenue discussed above,
(ii) an increase in costs associated with new stores opened in 2000 and 2001,
(iii) a $16.2 million decrease in gross profit on sales of used equipment due to the sales of used equipment pursuant to our 2000 restructuring plan and losses on sales of non-restructuring used equipment as we continued to liquidate excess rental fleet in the fourth quarter of 2001, (iv) a $15.5 million increase in repairs and maintenance expense over the prior year, primarily incurred in the second half of 2001 as a result of an increase in the average age of our fleet due to our capital constraints discussed above, (v) a $13.6 million provision for rental fleet and inventory shrinkage and obsolescence recorded in the fourth quarter of 2001 as a result of physical inventory counts and cost revaluations, and (vi) an increase in equipment lease expense as a result of leases entered into during the prior year, offset by a decrease in depreciation expense as a result of the sale of excess rental fleet in 2001 and the change in the estimated service lives and salvage values made in July 2000. Gross profit for the year ended December 31, 2001 was positively impacted by cost reductions made pursuant to our 2000 restructuring plan discussed above.

     Operating Expenses. Selling, general and administrative expenses decreased $5.8 million for the year ended December 31, 2001 when compared to the prior year. Selling, general and administrative expenses were positively impacted by cost reductions made pursuant to our 2000 restructuring plan discussed above, offset by approximately $1.4 million of charges related to the renegotiation of certain contracts and professional fees and an $12.3 million increase in the allowance for doubtful accounts primarily due to the impact of the 2001 economic recession on our customer base and competitive conditions within our industry. Selling, general and administrative expenses as a percentage of total revenue was 20.9% for the year ended December 31, 2001, compared to 19.5% for the prior year.

     Also included in operating expenses for the twelve months ended December 31, 2001 and 2000 are charges of $9.7 million and $72.0 million, respectively, related to the 2000 restructuring plan and a $770.8 million charge for impairment of intangible assets recorded in the fourth quarter of 2001. See Item
8. -- "Financial Statements and Supplementary Data -- Note 3 -- Accounting Policies -- Intangible Assets Related to Acquired Businesses."

     Operating Income. Operating income decreased $119.0 million, excluding the charges for restructuring and the impairment of intangible assets, for the year ended December 31, 2001, when compared to the prior year. The decrease in operating income was primarily a result of the factors discussed above.

     Other Income and Expense. Interest expense increased $11.1 million for the year ended December 31, 2001, when compared to the prior year. The increase was due primarily to a $3.6 million charge for the write-off of deferred financing costs in connection with the amendment to our senior credit facility entered into in March 2001 and an increase in the interest rates charged on the variable portion of our bank debt pursuant to such amendment. Interest expense is primarily attributable to borrowings under our senior credit facility, notes issued to finance the purchase of equipment, subordinated convertible notes issued to sellers of businesses we acquired and our senior subordinated notes.

     Reorganization Items, Net. For the year ended December 31, 2001, we incurred $11.3 million of expenses resulting from the reorganization of our business as a result of our chapter 11 filing. Such expenses consisted of: (i) $5.2 million of non-cash costs related to the write-off of fixed assets, primarily leasehold improvements, of 14 stores identified for closure, (ii) $4.1 million of professional fees, and (iii) $2.0 million of severance expense related to an executive transition agreement with our former Chief Executive Officer. See Item 8. -- "Financial Statements and Supplementary Data -- Note
16 -- Related Party Transactions."

     Income Taxes. Our effective income tax rate was 1.1% and 25.2% for the years ended December 31, 2001 and 2000, respectively. For the year ended December 31, 2001, we recognized a tax benefit only to the extent that we can utilize the benefit to offset deferred income tax liabilities recorded on our balance sheet at December 31, 2000. See Item 8. -- "Financial Statements and Supplementary Data -- Note 11 -- Income Taxes" for a reconciliation of the statutory federal income tax rate to the effective income tax rate.

     Cumulative Effect of Change in Accounting Principle. Effective January 1, 2001, we adopted Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended . The adoption of SFAS No. 133 resulted in an after tax charge of $1.4 million as a cumulative effect of change in accounting principle for the year ended December 31, 2001. See Item 8. -- "Financial Statements and Supplementary Data -- Note
10 -- Derivative Financial Instruments."

     Net Income. Excluding the charges for restructuring, the impairment of intangible assets, reorganization and cumulative effect of change in accounting principle, net loss totaled $144.9 million, for the year ended

December 31, 2001 compared to $1.7 million in the prior year. The increase in net loss was primarily a result of the factors discussed above.

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

     Also included in operating expenses is $72.0 million for restructuring and related charges for the year ended December 31, 2000 and $3.9 million of unreimbursed expenses incurred in connection with the abandoned merger with RSC for the year ended December 31, 1999.

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

     Income Taxes. Our effective income tax rate was 25.2% and 41.5% for the years ended December 31, 2000 and 1999, respectively. See Item 8. -- "Financial Statements and Supplemental Data -- Note 11 -- Income Taxes" for a reconciliation of the statutory federal income tax rate to the effective income tax rate.

     Net Income (Loss). Net income decreased $105.6 million for the year ended December 31, 2000 when compared to the prior year. The decrease in net income was primarily a result of the factors discussed above.

CRITICAL ACCOUNTING POLICIES

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. See Item 8. -- "Financial Statements and Supplementary Data -- Note 3 -- Accounting Policies" for a summary of our significant accounting policies. These assumptions and estimates are often subjective and may change based on changing circumstances or changes in our analysis. Material changes in these assumptions and estimates may materially alter our results of operations. We have identified below those of our accounting policies that we believe may produce materially different results were we to change underlying assumptions and estimates.

 Allowance for Doubtful Accounts

     We maintain an allowance for doubtful accounts. This allowance reflects our estimate of the amount of our receivables that we will be unable to collect and is based on current trends and historical collection experience. Our estimate could require adjustment based on changing circumstances, including changes in the economy or in the particular circumstances of individual customers. Accordingly, we may be required to increase or decrease our allowance.

 Service Lives and Residual Value of Rental Equipment

     We depreciate rental equipment using the straight-line method over its estimated service life, using an estimated residual value of zero to 69.0%. The service life of an asset is determined based on our estimate of the period the asset will generate revenue, and the residual value is determined based on our estimate of the minimum value we could realize from the asset after such period. We may be required to adjust these estimates based on changes in our industry or other changing circumstances. If these estimates change in the future, we may be required to recognize increased or decreased depreciation expense for these assets.

 Useful Lives and Residual Value of Property and Equipment

     We depreciate property and equipment using the straight-line method over its estimated service life, using an estimated residual value of zero to 10.0%. The useful life of an asset is determined based on our estimate of the period the asset will generate revenue, and the residual value is determined based on our estimate of the minimum value we could realize from the asset after such period. We may be required to adjust these estimates based on changes in our industry or other changing circumstances. If these estimates change in the future, we may be required to recognize increased or decreased depreciation expense for these assets.

 Impairment of Intangible Assets Related to Acquired Businesses

     We continually evaluate whether events and changes in circumstances warrant revised estimates of useful lives or recognition of an impairment loss of unamortized intangible assets related to acquired businesses. The conditions that would trigger an impairment assessment of unamortized intangible assets related to acquired businesses include a significant negative trend in our operating results or cash flows, a decrease in demand for our services, changes in the competitive environment and other industry and economic factors. We measure impairment of unamortized intangible assets related to acquired businesses utilizing the undiscounted cash flow method. The estimated cash flow is then compared to the carrying value of our net assets. If the carrying value of the net assets exceed the cash flows, the excess of the unamortized intangible assets related to acquired businesses is written off.

     Despite our 2000 restructuring efforts, we have suffered significant adverse trends in operating results and cash flows and are currently in default under our senior credit facility and other obligations. As a result of the significant historical and projected cash flow losses and the uncertainty surrounding our ability to restructure our capital structure in a satisfactory manner under the Chapter 11 Cases, we determined that the carrying value of our net assets exceeded the projected future undiscounted cash flows and, accordingly, we recognized an operating charge for the permanent impairment of the entire unamortized balance of intangible assets related to acquired businesses of approximately $770.8 million in the quarter ended December 31, 2001. See "-- Impact of Recently Issued Accounting Standards" for a discussion of the new accounting standards for goodwill and other intangible assets.

 Restructuring

     During the fourth quarter of 2000 and during 2001, we recorded reserves in connection with the 2000 restructuring plan. These charges include estimates pertaining to rental fleet disposition, information systems abandonment, employee termination severance costs, facility closures and related settlements of contractual obligations. Although we do not anticipate significant changes, the actual costs may differ from these estimates and we may be required to adjust the accruals.

 Valuation Allowance Related to Deferred Tax Assets

     As part of the process of preparing our consolidated financial statements we are required to estimate our income taxes in each of the jurisdictions in which we operate. This process involves us estimating our actual current tax exposure together with assessing temporary differences resulting from differing treatment of items, for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included within our consolidated balance sheet. We must then assess the likelihood that our deferred tax assets will be recovered in the future and to the extent we believe that recovery is not likely, we must establish a valuation allowance. To the extent we establish a valuation allowance or increase this allowance in a period, we must include an expense within the tax provision in the statement of operations.

     Significant management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against our net deferred tax assets. We have recorded a valuation allowance of $263.0 million as of December 31, 2001 due to uncertainties related to our ability to utilize some of our deferred tax assets, primarily consisting of net operating losses carried forward and tax basis in intangible assets. The valuation allowance is based on our estimates of taxable income and the period over which our deferred tax assets will be recoverable. In the event that actual results differ from these estimates or we adjust these estimates in future periods we may need to establish an additional valuation allowance which could impact our financial position and results of operations.

SEASONALITY AND FLUCTUATIONS IN OPERATING RESULTS

     Our revenue and income are dependent upon activity in the construction industry in the markets we serve. Construction activity is dependent upon weather and other seasonal factors affecting construction in the geographic areas where we have operations. Because of this variability in demand, our quarterly revenue and income may fluctuate. Accordingly, quarterly or other interim results should not be considered indicative of results to be expected for any other quarter or for a full year.

     Operating results may fluctuate due to other factors including, but not limited to:

     - the impact of the Chapter 11 Cases;

     - changes in general economic conditions including changes in national, regional or local construction or industrial activities;

     - the timing of opening new rental centers at Lowe's locations;

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

IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

     In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations." This pronouncement addresses financial accounting and reporting for business combinations and supercedes Accounting Principles Board Opinion ("APB") No. 16, "Business Combinations" and SFAS No. 38, "Accounting for Preacquisition Contingencies of Purchased Enterprises." All business combinations within the scope of SFAS No. 141 are to be accounted for under the purchase method. SFAS No. 141 is effective for business combinations occurring after June 30, 2001. We adopted the provisions of SFAS No. 141 as of the effective date. Adoption of the provisions of this pronouncement had no impact on our consolidated financial statements.

     In June 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets." This pronouncement addresses financial accounting and reporting for intangible assets acquired individually or with a group of other assets. SFAS No. 142 also addresses financial accounting and reporting for goodwill and other intangible assets subsequent to their acquisition. With the adoption of SFAS No. 142, goodwill and certain other intangible assets are no longer subject to amortization. Instead, goodwill will be subject to at least an annual assessment for impairment in value by applying a fair value based test. Any applicable impairment loss is the amount, if any, by which the implied fair value of goodwill is less than the carrying or book value. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001. An impairment loss for goodwill arising from the initial application of SFAS No. 142 is to be reported as a cumulative effect of a change in accounting principle. We will adopt the provisions of SFAS No. 142, as appropriate. We do not believe the adoption will have a material impact on our consolidated financial statements as our entire goodwill balance was written off as of December 31, 2001 as a result of our significant historical and projected cash flow losses and the uncertainty surrounding the Company's ability to restructure its capital structure in a satisfactory manner under the chapter 11 proceedings.

     In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." This pronouncement addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This pronouncement supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," and the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations -- Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," for the disposal of a segment of a business (as previously defined in that Opinion). SFAS No. 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years, with early application encouraged. The adoption of SFAS No. 144 did not have a material impact on our consolidated financial statements.

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

  There are significant uncertainties relating to our bankruptcy proceedings

     Our future results are dependent upon the successful confirmation and implementation of a plan or plans of reorganization. We have not yet submitted such a plan or plans to the Bankruptcy Court for approval and cannot make any assurances that we will be able to obtain any such approval in a timely manner. When proposed, our plan or plans of reorganization may not receive the requisite acceptance by creditors and other parties in interest and may not be confirmed by the Bankruptcy Court. In addition, due to the nature of the reorganization process, actions may be taken by creditors or other parties in interest that may have the effect of preventing or unduly delaying confirmation of a plan or plans of reorganization in connection with the Chapter 11 Cases. Our ability to obtain financing to fund our operations and our relations with our customers and suppliers may be harmed by protracted bankruptcy proceedings. Further, we cannot predict the ultimate amount of our liabilities that will be subject to a plan of reorganization.

     Other negative consequences that could arise as a result of the bankruptcy proceedings include:

     - making us more vulnerable to a continued downturn in our industry or a downturn in the economy in general;

     - limiting our flexibility in planning for, or reacting to, changes in our business and our industry;

     -  the incurrence of significant costs associated with our reorganization;

     - impacts on our relationship with suppliers and customers, including loss of confidence in our ability to fulfill contractual obligations due to financial uncertainty;

     -  placing us at a competitive disadvantage compared to our competitors;

     -  limiting our ability to borrow additional funds; and

     - negatively impacting our ability to attract, retain and compensate key employees.

     Once a plan of reorganization is finalized, approved and implemented, our operating results may be adversely affected by the possible reluctance of prospective lenders, customers and suppliers to do business with a company that recently emerged from bankruptcy proceedings.

 We face uncertainty with respect to treatment of our liabilities

     As of the filing of the Chapter 11 Cases, in general all pending litigation against us has been stayed and no party may take any action to realize on our prepetition claims except pursuant to further order of the Bankruptcy Court. In addition, we may reject prepetition executory contracts and unexpired lease obligations, and parties affected by these rejections may file claims with the Bankruptcy Court. While we anticipate substantially all liabilities as of the petition date will be dealt with in accordance with a plan or plans of reorganization which will be proposed and voted on in accordance with the provisions of the Bankruptcy Code, there can be no assurance that all the liabilities will be handled in this manner. In addition, additional liabilities subject to the bankruptcy proceedings may arise in the future as a result of the rejection of executory contracts and/or unexpired leases, and from the determination of the Bankruptcy Court (or agreement by parties in interest) of allowed claims for contingencies and other disputed amounts. Conversely, the assumption of executory contracts and unexpired leases may convert liabilities shown as subject to compromise to postpetition liabilities. Due to the uncertain nature of many of the potential claims, we are unable to project the magnitude of such claims with any degree of certainty.

 Our status as a debtor-in-possession under chapter 11 of the Bankruptcy Code raises "going concern" questions

     The commencement of the Chapter 11 Cases in the Bankruptcy Court, and other factors such as our recurring losses, raise substantial doubt as to our ability to continue as a going-concern. The financial statements contained herein have been prepared assuming that we will continue as a going-concern with the realization of assets and the settlement of liabilities and commitments in the normal course of business. However, as a result of the Chapter 11 Cases and circumstances relating to this event, including our leveraged financial structure and losses from operations, such realization of assets and liquidation of liabilities and the ability to continue to operate as a going-concern is subject to significant uncertainty. While in chapter 11, we may sell or otherwise dispose of assets (subject to Bankruptcy Court approval), and liquidate or settle liabilities for amounts other than those reflected in the financial statements. Further, a plan or plans of reorganization could materially change the amounts reported in the financial statements. Additionally, a deadline has been established for the assertion of prepetition claims against the Company (commonly referred to as a bar date), including contingent, unliquidated or disputed claims, which claims could result in greater liabilities than reported in the financial statements. Our ability to continue as a going-concern is contingent upon, among other things, confirmation of a plan or plans of reorganization, future profitable operations and the ability to generate sufficient cash flow from operations and financing arrangements to meet ongoing obligations.

  We have substantial debt and are highly leveraged

     We have a substantial amount of debt outstanding which could adversely affect our financial health. As of December 31, 2001, we had approximately $1.1 billion of debt outstanding. The Debtors' filing for chapter 11 represented an Event of Default under each of our financing facilities. Under bankruptcy law, the Debtors are not permitted to make scheduled principal and interest payments with respect to prepetition debt unless specifically ordered by the Bankruptcy Court.

     Depending on the resolution of our bankruptcy proceedings, we could emerge from bankruptcy highly leveraged with substantial debt service obligations. This leveraged position could have adverse consequences to the Company, including:

     - limiting our ability to obtain additional financing, if needed, for working capital, capital expenditures, debt service requirements or other purposes;

     - increasing our vulnerability to adverse economic and industry conditions;

     - requiring us to dedicate a substantial portion of our cash flow from operations to payments on our debt, thereby reducing funds available for operations, future business opportunities or other purposes;

     - limiting our flexibility in planning for, or reacting to, changes in our business and our industry; and

     - placing us at a competitive disadvantage compared to our competitors that have less leverage.

     We have and, following our bankruptcy proceedings, expect to have liens on all of our assets, which will limit our ability to raise additional incremental senior secured financing in the future.

  We have experienced losses which may continue in future periods

     We have experienced net losses of $942.4 million for the year ended December 31, 2001 and $73.7 million for the year ended December 31, 2000. In addition, for the first quarter of 2002, we anticipate that our net loss will approximate $31.0 million. We can not assure you that we will be able to generate net income in the future. Continued losses, and the resulting impact on operating cash flow, could adversely affect our financial condition and our ability to obtain financing in the future.

 We face uncertainty regarding the adequacy of our capital resources and have limited access to additional financing

     In addition to the cash requirements necessary to fund ongoing operations, we anticipate that we will incur significant professional fees and other restructuring costs in connection with the Chapter 11 Cases and the restructuring of our business operations. However, as a result of the uncertainty surrounding our current circumstances, it is difficult to predict our actual liquidity needs at this time. Although, based on current and anticipated levels of operations, we believe that cash flows from operations, together with amounts available under the DIP Financing Facility, will be adequate to meet its anticipated cash requirements through the end of December 2002, ultimately such amounts may not be sufficient to fund operations until such time as we are able to propose a plan or plans of reorganization that will receive the requisite acceptance by creditors and equity holders and be confirmed by the Bankruptcy Court. In the event that cash flows and available borrowings under the DIP Financing Facility are not sufficient to meet future cash requirements, we may be required to reduce planned capital expenditures or seek additional financing. We can provide no assurance that reductions in planned capital expenditures would be sufficient to cover shortfalls or that additional financing would be available or, if available, offered on acceptable terms. As a result of the Chapter 11 Cases and the circumstances leading to the filing thereof, our access to additional financing is, and for the foreseeable future will likely continue to be, very limited. If cash from operations, borrowings under the DIP Financing Facility and reductions in capital expenditures are not sufficient to meet our cash requirements, and additional financing is not available, such a shortfall could have a material adverse effect on our operations and our ability to attract and retain key employees, open new NationsRent facilities at Lowe's stores and otherwise meet the objectives of its business plan. Our long-term liquidity requirements and the adequacy of our capital resources are difficult to predict at this time, and ultimately cannot be determined until a plan of reorganization has been developed and is confirmed by the Bankruptcy Court in the Chapter 11 Cases.

  We are subject to restrictions on the conduct of our business

     We are operating our business as debtors-in-possession pursuant to the Bankruptcy Code. Under applicable bankruptcy law, during the pendency of the Chapter 11 Cases, we will be required to obtain the approval of the Bankruptcy Court prior to engaging in any transaction outside the ordinary course of business. In connection with any such approval, creditors and other parties in interest may raise objections to such approval and may appear and be heard at any hearing with respect to any such approval. Accordingly, although we may engage in activities outside the ordinary course of business with the approval of the Bankruptcy Court, there can be no assurance that the Bankruptcy Court will approve any such transactions. The Bankruptcy Court also has the authority to oversee and exert control over our ordinary course operations.

     In addition, the DIP Financing Facility contains financial covenants requiring maintenance of an asset coverage ratio and a minimum operating cash flow, as well as other covenants that limit, among other things, indebtedness, liens, sales of assets, capital expenditures, and investments and prohibit, among other things, dividend payments. The DIP Financing Facility provides that the net proceeds of asset sales outside the ordinary course of business will be applied to reduce prepetition indebtedness under our senior secured credit facilities.

     As a result of the restrictions described above, our ability to respond to changing business and economic conditions may be significantly restricted and we may be prevented from engaging in transactions that might otherwise be considered beneficial to us.

  We believe our equity holders will not receive any value or distribution for their interests under a plan or plans of reorganization

     The value of our capital stock is highly speculative and any investment in such capital stock would pose a high degree of risk. Our common stock was delisted from the NYSE in November 2001. As a result, a liquid public market for our common stock does not exist, which may make it difficult for you to sell our common stock. Our common stock is currently traded on the OTCBB. There may be very limited demand for our common stock. As a result of our late filings of required reports under the Securities Exchange Act of 1934, our stock will not be eligible for trading on the OTCBB beginning June 1, 2002, unless all such required reports are filed prior to that date. As a result of the amount of our prepetition indebtedness, our financial performance and the availability of the "cram down" provisions of the Bankruptcy Code described elsewhere in this Annual Report, we believe that our equity holders will not receive any value or distribution for their interests under a plan or plans of reorganization.

  Our rental fleet is subject to residual value risk upon disposition

     The market value for any given piece of our rental fleet could be less than its depreciated value at the time it is sold. The market value of rental equipment is dependent upon several factors, including: (i) the market price for new equipment of a like kind, (ii) wear and tear on the equipment relative to its age, (iii) the time of year that it is sold (generally prices are higher during the construction season for the market), (iv) worldwide and domestic demand for used equipment, and (v) general economic conditions.

  Our reorganization will require substantial effort by management

     Our senior management may be required to expend a substantial amount of time and effort structuring a plan or plans of reorganization, which could have a disruptive impact on management's ability to focus on the operation of our business.

  Our business is dependent on changes in construction and industrial activities

     Our equipment is primarily used in construction and industrial activities. The growth rate in the rental industry slowed dramatically in 2000 to approximately 3.0%, largely as a result of slowing construction activity in 2000 and the corresponding contraction in the construction equipment industry. Combined with the general weak United States economy, this contraction led to decreased demand or prices for our equipment, which has had a material adverse effect on our business, financial condition or results of operations. It is likely that if industry contraction does not improve, or further declines, our operations and our ability to fulfill our reorganization plan would be materially adversely affected.

  We may not be able to execute our business strategy

     A principal component of our business strategy is to expand through the opening of NationsRent facilities at Lowe's locations through our strategic alliance with Lowe's. We expect our business strategy will affect short-term cash flow and net income as we increase our indebtedness and incur expenses to open new locations and expand our rental fleet. As a result, revenue and operating results may fluctuate.

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

  We may not be able to recover the start-up costs of our strategic alliance with Lowe's

     Our strategic alliance with Lowe's has and will require us to accelerate investments in systems, training, branch support and other store start-up costs. We cannot assure you that the strategic alliance with Lowe's will be successful or that we will recover these start-up costs. If our rental stores located in Lowe's stores do not generate sufficient revenue and net income or if Lowe's does not permit us to open our rental centers in quantities or locations that are desirable to us, we may not recover our start-up costs and we may not grow as quickly as expected, which could have a material adverse effect on our business, financial condition or results of operations. In addition, the availability of additional capital for growth may restrict our ability to fulfill our commitment under the Lowe's strategic alliance agreement, which could have a material adverse effect on our business, financial condition or results of operations.

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

     We believe that price is one of the primary competitive factors in the equipment rental industry. From time to time, we or our competitors, some of which have greater financial resources, may attempt to compete aggressively by lowering rental rates. To the extent that we lower rental rates to attempt to increase or retain market share, our operating margins may be adversely impacted. Conversely, if we do not match competitors' rate reductions, we may lose market share, resulting in decreased revenue and cash flow.

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

     We will incur various costs in establishing newly opened locations, and the profitability of a new location is generally expected to be lower in the initial period of its operation.

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

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Our exposure to market risk is limited primarily to the fluctuating interest rates associated with our variable rate indebtedness. Our variable interest rates are subject to interest rate changes in the United States and the Eurodollar market. At December 31, 2001, we had $787.6 million of variable rate indebtedness, representing approximately 71.7% of our total debt outstanding, at an average interest rate of 7.30%. In January 2000, we entered into a two-year modified interest rate swap contract to hedge the impact of interest rate fluctuations on certain variable rate debt. In September 2000, we entered into two additional two-year modified interest rate swap contracts. We do not hold or issue derivative financial instruments for trading or speculative purposes. The January 2000 interest rate swap fixes the Eurodollar interest rate at 6.80% on $165.0 million of variable rate debt through February 2, 2002. The September 2000 interest rate swaps fix the Eurodollar interest rate at 6.5915% and 6.582% each on $15.0 million of variable rate debt, respectively, through October 3, 2002. The interest differential is paid or received on a monthly basis and recognized as a component of interest expense. During 2001, the Company incurred interest expense, net of $0.4 million related to the swap. As of April 30, 2002, all of these interest rate swap agreements had terminated or expired.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                              PAGE
                                                              ----
Report of Independent Certified Public Accountants..........    30
Consolidated Balance Sheets at December 31, 2001 and 2000...    31
Consolidated Statements of Operations for the years ended
  December 31, 2001, 2000 and 1999..........................    32
Consolidated Statement of Stockholders' Equity (Deficit)....    33
Consolidated Statements of Cash Flows for the years ended
  December 31, 2001, 2000 and 1999..........................    34
Notes to Consolidated Financial Statements..................    35
Schedule II -- Valuation and Qualifying Accounts and
  Reserves..................................................    59

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To NationsRent, Inc.:

     We have audited the accompanying consolidated balance sheets of NationsRent, Inc. (a Delaware corporation) and subsidiaries as of December 31, 2001 and 2000, and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for each of the three years in the period ended December 31, 2001. These financial statements and the schedule referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of NationsRent, Inc. and subsidiaries as of December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States.

     The accompanying financial statements have been prepared assuming the Company will continue as a going concern. The Company has experienced significant losses over the last two years and has a stockholders' deficit of approximately $501.6 million as of December 31, 2001. In addition, as discussed in Note 2 to the accompanying financial statements, on December 17, 2001, the Company and its subsidiaries filed voluntary petitions for reorganization under chapter 11 of the United States Bankruptcy Code. These matters, among others, raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters, including its intent to file a plan of reorganization that will be acceptable to the Bankruptcy Court and the Company's creditors, are also described in Note 2. In the event a plan of reorganization is accepted, continuation of the business thereafter is dependent on the Company's ability to achieve successful future operations. The accompanying financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

     As explained in Note 10 to the consolidated financial statements, effective January 1, 2001, the Company changed its method of accounting for derivative financial instruments.

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

ARTHUR ANDERSEN LLP

Fort Lauderdale, Florida,
  May 21, 2002.

                               NATIONSRENT, INC.
                 (DEBTOR-IN-POSSESSION AS OF DECEMBER 17, 2001)

                          CONSOLIDATED BALANCE SHEETS
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                    DECEMBER 31,
                                                              ------------------------
                                                                 2001          2000
                                                              ----------    ----------
                                        ASSETS
Cash and cash equivalents...................................  $   23,787    $   67,813
Accounts receivable, net of allowance for doubtful accounts
  of $26,109 and $13,746 at December 31, 2001 and 2000,
  respectively..............................................      93,584       129,389
Inventories.................................................      20,801        33,438
Prepaid expenses and other assets...........................      15,524        20,623
Deferred financing costs, net...............................      15,696        17,221
Rental equipment, net.......................................     427,407       526,958
Property and equipment, net.................................      90,717       103,977
Assets held for sale........................................          --        35,638
Intangible assets related to acquired businesses, net.......          --       784,939
                                                              ----------    ----------
          Total Assets......................................  $  687,516    $1,719,996
                                                              ==========    ==========
                    LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Liabilities Not Subject to Compromise:
  Accounts payable..........................................  $    4,983    $   84,069
  Accrued compensation and related taxes....................       4,770         4,466
  Accrued expenses and other liabilities....................      16,150        61,854
  Debt......................................................          --     1,117,026
  Income taxes payable......................................         100           100
  Deferred income taxes, net................................          --        11,510
                                                              ----------    ----------
          Total liabilities not subject to compromise.......      26,003     1,279,025
Liabilities Subject to Compromise (Note 5)..................   1,163,144            --
                                                              ----------    ----------
          Total liabilities.................................   1,189,147     1,279,025
                                                              ----------    ----------
Commitments and Contingencies (Notes 2, 3 and 8)
Stockholders' Equity (Deficit):
  Preferred stock -- $0.01 par value, 5,000,000 shares
     authorized:
     Series A convertible, $100,000 liquidation preference,
      100,000 shares issued and outstanding at December 31,
      2001 and 2000, respectively. .........................           1             1
     Series B convertible, $100,000 liquidation preference,
      100,000 shares issued and outstanding at December 31,
      2001 and 2000, respectively. .........................           1             1
  Common stock -- $0.01 par value, 250,000,000 shares
     authorized, 57,364,437 and 57,505,481 shares issued and
     outstanding at December 31, 2001 and 2000,
     respectively...........................................         584           584
     Additional paid-in capital.............................     471,172       471,172
     Accumulated deficit....................................    (970,509)      (28,112)
     Treasury stock, at cost, 1,065,200 and 919,000 shares
      at December 31, 2001 and 2000, respectively...........      (2,880)       (2,675)
                                                              ----------    ----------
          Total stockholders' equity (deficit)..............    (501,631)      440,971
                                                              ----------    ----------
          Total Liabilities and Stockholders' Equity........  $  687,516    $1,719,996
                                                              ==========    ==========

          The accompanying notes to consolidated financial statements are an integral part of these statements.

                               NATIONSRENT, INC.
                 (DEBTOR-IN-POSSESSION AS OF DECEMBER 17, 2001)

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                   YEAR ENDED DECEMBER 31,
                                                             -----------------------------------
                                                               2001         2000        1999
                                                             ---------    --------   -----------
Revenue:
  Equipment rentals........................................  $ 499,040    $546,434    $415,629
  Sales of equipment, merchandise, service, parts and
     supplies..............................................     95,619     122,614     142,792
                                                             ---------    --------    --------
          Total revenue....................................    594,659     669,048     558,421
                                                             ---------    --------    --------
Cost of revenue:
  Cost of equipment rentals................................    241,959     207,466     127,049
  Rental equipment depreciation and lease expense..........    140,895     136,100      87,358
  Cost of sales of equipment, merchandise, service, parts
     and supplies..........................................    100,653      94,187      94,594
                                                             ---------    --------    --------
          Total cost of revenue............................    483,507     437,753     309,001
                                                             ---------    --------    --------
Gross profit...............................................    111,152     231,295     249,420
Operating expenses:
  Selling, general and administrative expenses.............    124,374     130,189     101,873
  Restructuring charge.....................................      9,653      72,005          --
  Impairment of intangible assets..........................    770,833          --          --
  Expenses related to abandoned merger, net................         --          --       3,932
  Non-rental equipment depreciation and amortization.......     36,792      27,810      22,136
                                                             ---------    --------    --------
Operating income (loss)....................................   (830,500)      1,291     121,479
                                                             ---------    --------    --------
Other (income)/expense:
  Interest expense.........................................    110,467      99,393      69,479
  Interest income..........................................       (716)       (108)       (251)
  Other, net...............................................       (731)        548      (2,320)
                                                             ---------    --------    --------
                                                               109,020      99,833      66,908
                                                             ---------    --------    --------
Income (loss) before reorganization items, provision
  (benefit) for income taxes and cumulative effect of
  change in accounting principle...........................   (939,520)    (98,542)     54,571
Reorganization items, net..................................     11,333          --          --
                                                             ---------    --------    --------
Income (loss) before provision (benefit) for income taxes
  and cumulative effect of change in accounting
  principle................................................   (950,853)    (98,542)     54,571
Provision (benefit) for income taxes.......................     (9,815)    (24,852)     22,648
                                                             ---------    --------    --------
Income (loss) before cumulative effect of change in
  accounting principle.....................................   (941,038)    (73,690)     31,923
Cumulative effect of change in accounting principle net of
  income tax benefit.......................................      1,359          --          --
                                                             ---------    --------    --------
Net income (loss)..........................................  $(942,397)   $(73,690)   $ 31,923
                                                             =========    ========    ========
Net income (loss) per share:
  Basic....................................................  $  (16.43)   $  (1.27)   $   0.57
                                                             =========    ========    ========
  Diluted..................................................  $  (16.43)   $  (1.27)   $   0.49
                                                             =========    ========    ========
Weighted average common shares outstanding:
  Basic....................................................     57,364      58,165      56,137
                                                             =========    ========    ========
  Diluted..................................................     57,364      58,165      71,826
                                                             =========    ========    ========

          The accompanying notes to consolidated financial statements are an integral part of these statements.

                               NATIONSRENT, INC.
                 (DEBTOR-IN-POSSESSION AS OF DECEMBER 17, 2001)

            CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                                    COMMON STOCK
                             PREFERRED STOCK        COMMON STOCK                                     IN TREASURY
                            ------------------   -------------------   ADDITIONAL   RETAINED    ---------------------
                            NUMBER OF            NUMBER OF              PAID-IN     EARNINGS     NUMBER OF
                             SHARES     AMOUNT     SHARES     AMOUNT    CAPITAL     (DEFICIT)     SHARES      AMOUNT      TOTAL
                            ---------   ------   ----------   ------   ----------   ---------   -----------   -------   ---------
Balance, December 31,
  1998....................        --     $ --    55,618,023    $556     $268,019    $  13,655            --   $    --   $ 282,230
Proceeds from sale of
  Series A preferred
  stock, less issuance
  cost of $8,927..........   100,000        1            --      --       91,072           --            --        --      91,073
Issuance of common stock
  in connection with
  acquisitions............        --       --       485,559       5        3,586           --            --        --       3,591
Conversion of unsecured
  subordinated convertible
  promissory notes........        --       --       740,832       7        4,563           --            --        --       4,570
Net income................        --       --            --      --           --       31,923            --        --      31,923
                             -------     ----    ----------    ----     --------    ---------   -----------   -------   ---------
Balance, December 31,
  1999....................   100,000        1    56,844,414     568      367,240       45,578            --        --     413,387
Issuance of common stock
  in connection with
  acquisitions............        --       --     1,728,742      17        9,983           --            --        --      10,000
Retirement of common
  stock...................        --       --      (285,067)     (3)      (1,367)          --            --        --      (1,370)
Purchase of treasury
  stock...................        --       --            --      --           --           --      (919,000)   (2,675)     (2,675)
Options exercised.........        --       --       136,392       2           36           --            --        --          38
Proceeds from sale of
  Series B preferred
  stock, less issuance
  cost of $4,719..........   100,000        1            --      --       95,280           --            --        --      95,281
Net loss..................        --       --            --      --           --      (73,690)           --        --     (73,690)
                             -------     ----    ----------    ----     --------    ---------   -----------   -------   ---------
Balance, December 31,
  2000....................   200,000        2    58,424,481     584      471,172      (28,112)     (919,000)   (2,675)    440,971
Purchase of treasury
  stock...................        --       --            --      --           --           --      (146,200)     (205)       (205)
Options exercised.........        --       --         5,156      --           --           --            --        --          --
Net loss..................        --       --            --      --           --     (942,397)           --        --    (942,397)
                             -------     ----    ----------    ----     --------    ---------   -----------   -------   ---------
Balance, December 31,
  2001....................   200,000     $  2    58,429,637    $584     $471,172    $(970,509)   (1,065,200)  $(2,880)  $(501,631)
                             =======     ====    ==========    ====     ========    =========   ===========   =======   =========

          The accompanying notes to consolidated financial statements are an integral part of this statement.

                               NATIONSRENT, INC.
                 (DEBTOR-IN-POSSESSION AS OF DECEMBER 17, 2001)

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                        YEAR ENDED
                                                                       DECEMBER 31,
                                                              -------------------------------
                                                                2001        2000       1999
                                                              ---------   --------   --------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)...........................................  $(942,397)  $(73,690)  $ 31,923
Adjustments to reconcile net income (loss) to net cash (used
  in)/provided by operating activities:
  Depreciation and amortization.............................    106,545    104,472     70,842
  Provision for allowance for doubtful accounts.............     24,245     13,162      3,698
  Non-cash reorganization items.............................      6,231         --         --
  Provision for impairment of intangible assets.............    770,833         --         --
  Non-cash restructuring charge.............................      8,891     66,103         --
  Gain on sale of non-rental equipment......................       (342)        --       (186)
  Loss (gain) on sale of rental equipment...................      6,426    (20,779)   (25,041)
  Gain on sale of businesses................................       (486)        --     (1,818)
  Deferred income tax provision (benefit)...................    (10,906)   (24,952)    20,653
  Changes in operating assets and liabilities:
    Accounts receivable.....................................     11,559    (17,451)   (44,382)
    Inventories.............................................     12,600      1,769     (7,667)
    Prepaid expenses and other assets.......................      6,589      4,033    (12,780)
    Accounts payable........................................    (62,288)    10,618     (1,784)
    Accrued expenses and other liabilities..................      1,792     (6,576)   (23,628)
    Income taxes payable....................................         --       (603)    (1,326)
                                                              ---------   --------   --------
    Net cash (used in)/provided by operating activities.....    (60,708)    56,106      8,504
                                                              ---------   --------   --------
CASH FLOWS FROM INVESTING ACTIVITIES, NET OF ACQUISITIONS:
  Acquisitions of businesses, net of cash acquired..........         --    (21,012)  (151,765)
  Proceeds from sale of businesses..........................        900      6,657     23,315
  Purchases of rental equipment.............................    (17,363)  (138,336)  (192,215)
  Payment of contingent acquisition consideration...........         --    (11,750)      (500)
  Purchases of property and equipment.......................    (11,377)   (56,862)   (39,743)
  Proceeds from sale of rental equipment....................     66,630     73,216     71,774
  Investment in affiliate...................................      2,000     (2,214)        --
  Proceeds from sale of non-rental equipment................      4,159         --      1,000
                                                              ---------   --------   --------
    Net cash provided by/(used in) in investing
     activities.............................................     44,949   (150,301)  (288,134)
                                                              ---------   --------   --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from debt........................................    179,900    441,740    867,076
  Proceeds from issuance of preferred stock, net............         --     95,281     91,073
  Proceeds from stock options exercised.....................         --         38         --
  Payment of deferred financing costs.......................     (5,337)    (4,843)    (7,930)
  Repayments of debt........................................   (202,625)  (372,823)  (675,896)
  Purchase of treasury stock................................       (205)    (2,675)        --
                                                              ---------   --------   --------
    Net cash (used in)/provided by financing activities.....    (28,267)   156,718    274,323
                                                              ---------   --------   --------
Net (decrease)/increase in cash and cash equivalents........    (44,026)    62,523     (5,307)
Cash and cash equivalents, beginning of year................     67,813      5,290     10,597
                                                              ---------   --------   --------
Cash and cash equivalents, end of year......................  $  23,787   $ 67,813   $  5,290
                                                              =========   ========   ========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
    Cash paid for interest..................................  $  93,798   $ 95,923   $ 75,241
                                                              =========   ========   ========
    Cash paid for income taxes..............................  $     790   $    780   $  3,342
                                                              =========   ========   ========
SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING
  ACTIVITIES:
  The Company acquired the net assets and assumed certain
    liabilities of certain businesses as follows:
    Total assets acquired, net of cash acquired.............  $      --   $ 37,961   $271,620
    Total liabilities assumed...............................         --    (12,274)   (81,485)
    Amounts paid through the issuance of debt and future
     contractual payments...................................         --     (4,675)   (35,387)
    Amounts paid through the issuance of common stock,
     options and warrants...................................         --         --     (2,983)
                                                              ---------   --------   --------
    Net cash paid...........................................  $      --   $ 21,012   $151,765
                                                              =========   ========   ========
  Fixed assets acquired under financial obligations.........  $   4,363   $ 42,893   $ 29,179
                                                              =========   ========   ========

          The accompanying notes to consolidated financial statements are an integral part of these statements.

                               NATIONSRENT, INC.
                 (DEBTOR-IN-POSSESSION AS OF DECEMBER 17, 2001)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               DECEMBER 31, 2001

1.  DESCRIPTION OF THE BUSINESS

     NationsRent, Inc. together with its subsidiaries (the "Company" or the "Debtors") was incorporated in the state of Delaware on August 14, 1997 for the purpose of creating a nationally branded network of equipment rental locations offering a broad selection of equipment primarily to the construction and industrial segments of the equipment rental industry in the United States. The Company also sells used and new equipment, parts, merchandise and supplies, and provides maintenance and repair services.

2.  PROCEEDINGS UNDER CHAPTER 11 OF THE BANKRUPTCY CODE

     On December 17, 2001 (the "Petition Date"), the Debtors filed voluntary petitions for reorganization under chapter 11 of the United States Bankruptcy Code (the "Bankruptcy Code") in the United States Bankruptcy Court for the District of Delaware (the "Bankruptcy Court"). The chapter 11 cases pending for the Debtors (the "Chapter 11 Cases") are being jointly administered for procedural purposes.

     In conjunction with the commencement of the Chapter 11 Cases, the Debtors sought and obtained several orders from the Bankruptcy Court which were intended to enable the Debtors to continue to operate in the normal course of business during the Chapter 11 Cases, including orders to (i) permit the Debtors to operate their consolidated cash management system during the Chapter 11 Cases in substantially the same manner as it was operated prior to the commencement of the Chapter 11 Cases, (ii) authorize payment of prepetition employee salaries, wages, and benefits and reimbursement of prepetition employee business expenses,
(iii) authorize payment of prepetition sales, payroll, and use taxes owed by the Debtors, (iv) authorize payment of certain prepetition obligations to customers,
(v) continue workers' compensation insurance programs and certain prepetition claims, premiums and related expenses, (vi) authorize payment of certain mechanics' lien and freight charges, (vii) determine adequate assurance of payment for future utility services, (viii) authorize payment of installments under insurance premium finance agreements, (ix) authorize maintenance and continuation of insurance programs and related relief, and (x) authorize payment of certain other prepetition claims.

     The Bankruptcy Code provides that the Debtors have the exclusive right for certain specified periods during which only they may file and solicit acceptances of a plan of reorganization. The exclusive period of the Debtors to file a plan for reorganization, as extended, is set to expire in August 2002. If the Debtors fail to file a plan of reorganization during this exclusive period or any extensions thereof or, after such plan has been filed, if the Debtors fail to obtain acceptance of such plan from the requisite impaired classes of creditors and equity holders during the exclusive solicitation period, any party in interest, including a creditor, an equity holder, a committee of creditors or equity holders, or an indenture trustee, may file their own plan of reorganization for the Debtors.

     The confirmation of a plan of reorganization is one of the Company's primary objectives. After negotiations with various parties in interest, the Company expects to file a plan of reorganization with the Bankruptcy Court to reorganize the Company and to restructure its obligations. After a plan of reorganization has been filed with the Bankruptcy Court, the plan, along with a disclosure statement approved by the Bankruptcy Court, will be sent to all creditors and equity holders. Following the solicitation period, the Bankruptcy Court will consider whether to confirm the plan. In order to confirm a plan of reorganization, the Bankruptcy Court, among other things, is required to find that (i) with respect to each impaired class of creditors and equity holders, each holder in such class has accepted the plan or will, pursuant to the plan, receive at least as much as such holder would receive in a liquidation, (ii) each impaired class of creditors and equity holders has accepted the plan by the requisite vote (except as described in the following sentence), and (iii) confirmation of the plan is not likely to be followed by a liquidation or a need for further financial reorganization of the Debtors or any successors to the Debtors unless the plan proposes such liquidation or

                               NATIONSRENT, INC.
                 (DEBTOR-IN-POSSESSION AS OF DECEMBER 17, 2001)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

reorganization. If any impaired class of creditors or equity holders does not accept the plan and, assuming that all of the other requirements of the Bankruptcy Code are met, the proponent of the plan may invoke the "cram down" provisions of the Bankruptcy Code. Under these provisions, the Bankruptcy Court may confirm a plan notwithstanding the non-acceptance of the plan by an impaired class of creditors or equity holders if certain requirements of the Bankruptcy Code are met. These requirements may, among other things, necessitate payment in full for senior classes of creditors before payment to a junior class can be made. As a result of the amount of the Company's prepetition indebtedness, financial performance and the availability of the "cram down" provisions under the Bankruptcy Code, management believes that the Company's equity holders will not receive any value or distribution for their interests under a plan or plans of reorganization.

     Under bankruptcy law, actions by creditors to collect prepetition indebtedness owed by the Debtors at the filing date, as well as most litigation pending against us, are stayed and other prepetition contractual obligations may not be enforced against the Debtors. In addition, the Debtors have the right, subject to Bankruptcy Court approval and other conditions, to assume or reject any prepetition executory contracts and unexpired leases. Parties affected by these rejections may file prepetition damage claims with the Bankruptcy Court. The Company has prepared and submitted the schedules setting forth the Debtors' assets and liabilities as of the date of the petition as reflected in the Company's accounting records. The amounts of claims filed by creditors could be significantly different from their recorded amounts. Due to material uncertainties, it is not possible to predict the length of time the Company will operate under chapter 11 protection, the outcome of the proceedings in general, whether the Company will continue to operate under the current organizational structure, or the effect of the proceedings on the Company's business or the recovery by creditors and equity holders.

3.  ACCOUNTING POLICIES

BASIS OF PRESENTATION

     The Company operates in one industry segment consisting of the rental and sales of equipment and related merchandise and parts. The Company's operations are managed as one segment, or strategic unit, because it offers similar products and services in similar markets and the factors underlying strategic decisions are comparable for all products and services.

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

     The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates continuity of operations, realization of assets, and payment of liabilities in the ordinary course of business, and do not reflect adjustments that might result if the Debtors are unable to continue as a going concern. The Debtors' history of significant losses, the stockholders' deficit of approximately $501,631,000 as of December 31, 2001 and their Chapter 11 Cases raise substantial doubt about the Debtors' ability to continue as a going concern. The Debtors intend to file a plan or plans of reorganization with the Bankruptcy Court. Continuing as a going concern is dependent upon, among other things, the Debtors' formulation of a plan or plans of reorganization acceptable to the Bankruptcy Court and creditors, the success of future business operations, and the generation of sufficient cash from operations and financing sources to meet the Company's obligations. The consolidated financial statements do not reflect: (i) the realizable value of assets on a liquidation basis or their availability to satisfy liabilities; (ii) aggregate prepetition liability amounts that may be allowed for unrecorded claims or contingencies, or their status or priority; (iii) the effect of any

                               NATIONSRENT, INC.
                 (DEBTOR-IN-POSSESSION AS OF DECEMBER 17, 2001)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

changes to the Debtors' capital structure or in the Debtors' business operations as the result of an approved plan or plans of reorganization; or (iv) adjustments to the carrying value of assets or liability amounts that may be necessary as a result of actions by the Bankruptcy Court. Adjustments necessitated by a plan of reorganization could materially change the amounts reported in the accompanying consolidated financial statements.

     These statements have been prepared in accordance with the American Institute of Certified Public Accountants ("AICPA") Statement of Position ("SOP") 90-7, "Financial Reporting by Entities in Reorganization under the Bankruptcy Code." Pursuant to SOP 90-7, revenues and expenses, realized gains and losses and provisions for losses resulting from the reorganization of the business are to be reported in the consolidated statements of operations separately as reorganization items. Professional fees are expensed as incurred. Interest expense is reported only to the extent that it will be paid during the Chapter 11 Cases or that it is probable that it will be an allowed claim. Reorganization items, if material, are reported separately within the operating, investing and financing categories of the consolidated statements of cash flows.

CASH EQUIVALENTS

     The Company considers all highly liquid instruments with a maturity of three months or less when purchased to be cash equivalents. The Company had $22,945,000 and $43,827,000 cash equivalents at December 31, 2001 and 2000, respectively.

USE OF ESTIMATES

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. Significant estimates include the service lives and residual value of rental equipment, the accruals related to the Company's restructuring plan, the allowance for doubtful accounts, the valuation allowance related to the Company's deferred tax assets, the allocation of purchase price of acquired businesses and the valuation of intangible assets related to acquired businesses.

INVENTORIES

     Inventories, which consist of equipment, tools, parts and related merchandise supply items, are stated at the lower of cost or market. Cost is determined using the first-in, first-out method. Provision is made to reduce excess or obsolete inventories to their estimated net realizable value.

DEFERRED FINANCING COSTS

     Costs relating to borrowings are deferred and amortized to interest expense using the effective interest method over the terms of the related borrowings. As of December 31, 2001 and 2000, deferred financing costs of $15,696,000 and $17,221,000 were recorded, net of accumulated amortization of $6,988,000 and $4,724,000, respectively. The amortization of deferred financing and debt issuance costs was $3,254,000, $2,296,000 and $1,977,000 for the years ended December 31, 2001, 2000 and 1999, respectively. During the first quarter of 2001, the Company recorded an approximate $3,600,000 charge to income related to the deferred financing costs related to its senior credit facility. Such charge was the result of an amendment to the senior credit facility that reduced the capacity from $925,000,000 to $850,000,0000.

                               NATIONSRENT, INC.
                 (DEBTOR-IN-POSSESSION AS OF DECEMBER 17, 2001)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

RENTAL EQUIPMENT

     Rental equipment purchased by the Company is recorded at cost and depreciated over its estimated service life using the straight-line method. The range of service lives estimated by management for rental equipment is 36 to 96 months. Rental equipment is depreciated to a residual value ranging from zero to 69.0% of cost. Accumulated depreciation on rental equipment was $154,586,000 and $104,000,000 at December 31, 2001 and 2000, respectively. Depreciation expense of rental equipment was $66,499,000, $74,144,000, and $46,713,000 for the years ended December 31, 2001, 2000 and 1999, respectively. Ordinary maintenance and repair costs are charged to operations as incurred. Expenditures that extend the useful life or increase the capacity, efficiency or safety of rental equipment are capitalized.

     Effective as of July 1, 2000, the Company revised the estimated service lives and residual values for certain of its rental assets to better allocate depreciation expense over the time such assets are in its rental fleet. This change decreased the estimated service lives and increased the residual values for certain rental assets. The change in estimate resulted in a decrease in rental equipment depreciation expense of approximately $9,800,000 and a decrease in net loss of approximately $6,000,000 or $0.10 per diluted share for the twelve months ended December 31, 2000.

PROPERTY AND EQUIPMENT

     Property and equipment purchased in the ordinary course of business by the Company is recorded at cost. Property and equipment obtained through the acquisition of a business is recorded at the estimated fair market value at the time of acquisition. Depreciation and amortization are recorded on a straight-line basis using an estimated residual value of zero to 10.0% over the following estimated useful lives:

Buildings and improvements......................    10-39 years, not to exceed lease term
Furniture, fixtures and office equipment........                  3-7 years
Vehicles, delivery and shop equipment...........                 5-10 years

     Depreciation expense of property and equipment was $16,816,000, $7,405,000 and $6,894,000 for the years ended December 31, 2001, 2000 and 1999, respectively. Ordinary maintenance and repair costs are charged to expense as incurred.

LONG-LIVED ASSETS

     The carrying value and estimated lives of long-lived assets are reviewed if the facts and circumstances suggest that the carrying value may be impaired or the useful lives may require revision. If this review indicates that the carrying value of long-lived assets will not be recoverable, as determined based on the undiscounted cash flows of the long-lived assets over the remaining amortization period, the Company's carrying value of the long-lived assets will be reduced by the amount by which carrying value exceeds fair value. Management has reviewed the carrying value of the Company's long-lived assets to be held and used in the Company's operations (other than goodwill) and has determined there has been no impairment of the carrying value for any periods presented.

CAPITALIZED INTEREST

     Interest cost incurred on capital expenditures for assets constructed by the Company is capitalized and included in the cost of such assets. Total interest cost incurred by the Company was $110,467,000, $101,427,000 and $70,412,000 for the years ended December 31, 2001, 2000 and 1999, respectively. Total interest capitalized was zero, $2,034,000 and $933,000 for the years ended December 31, 2001, 2000 and 1999, respectively.

                               NATIONSRENT, INC.
                 (DEBTOR-IN-POSSESSION AS OF DECEMBER 17, 2001)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

INTANGIBLE ASSETS RELATED TO ACQUIRED BUSINESSES

     Intangible assets are recorded at cost and are amortized using the straight-line method over their estimated useful lives of five years for covenants not to compete and 40 years for goodwill.

     The Company continually evaluates whether events and changes in circumstances warrant revised estimates of useful lives or recognition of an impairment loss of unamortized intangible assets related to acquired businesses. The conditions that would trigger an impairment assessment of unamortized intangible assets related to acquired businesses include a significant negative trend in the Company's operating results or cash flows, a decrease in demand for the Company's services, change in the competitive environment and other industry and economic factors. The Company measures impairment of unamortized intangible assets related to acquired businesses utilizing the undiscounted cash flow method. The estimated cash flow is then compared to the carrying value of the Company's net assets. If the carrying value of the net assets exceed the cash flows, the excess of the unamortized intangible assets related to acquired businesses is written off.

     Despite the Company's restructuring efforts described in Note 9, the Company has suffered significant adverse trends in operating results and cash flows and the Company is currently in default with its senior credit facility agreement and other debt obligations. As a result of the significant historical and projected cash flow losses and the uncertainty surrounding the Company's ability to restructure its capital structure in a satisfactory manner under the Chapter 11 Cases, the Company determined that the carrying value of its net assets exceeded the projected future undiscounted cash flows and, accordingly, the Company recognized an operating charge for the permanent impairment of the entire unamortized balance of intangible assets related to acquired businesses of approximately $770,833,000 in the quarter ended December 31, 2001.

     The accumulated amortization of intangible assets related to acquired businesses was zero, $40,927,000 and $20,579,000 at December 31, 2001, 2000 and
1999, respectively. Amortization expense of intangible assets was $19,903,000, $20,348,000 and $15,242,000 for the years ended December 31, 2001, 2000 and
1999, respectively.

FAIR VALUE OF FINANCIAL INSTRUMENTS

     The carrying amounts reported in the accompanying consolidated balance sheets for cash and cash equivalents, accounts receivable and accounts payable approximate fair value due to the short-term nature of these accounts. The fair value of long-term debt as of December 31, 2000 was determined using current applicable interest rates as of the balance sheet date and approximated the carrying value of such debt because the underlying instruments were at variable rates that were repriced frequently. The fair value of long-term debt as of December 31, 2001 is not determinable, due to the uncertainties surrounding the repayment terms of this debt as a result of the Chapter 11 proceedings.

REVENUE RECOGNITION

     Rental revenue is recognized on a straight-line basis as earned during the rental contract period. Equipment rentals in the consolidated statements of operations include revenue earned on equipment rentals, rental equipment delivery and pick-up fees and fuel sales. Revenue from the sales of equipment, parts and supplies and retail merchandise is recognized at the time of delivery to, or pick-up by, the customer. When used rental equipment is sold, the related cost and accumulated depreciation are removed from the respective accounts. Proceeds from the sale and the related book value of the equipment sold are reported as revenue from sales of equipment, merchandise, service, parts and supplies and cost of sales of equipment, merchandise, service, parts and supplies, respectively, in the accompanying consolidated statements of operations.

                               NATIONSRENT, INC.
                 (DEBTOR-IN-POSSESSION AS OF DECEMBER 17, 2001)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

ADVERTISING

     Advertising costs are charged to expense as incurred. The Company incurred advertising costs of $10,462,000, $9,824,000 and $15,319,000 for the years ended December 31, 2001, 2000 and 1999, respectively.

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

CONCENTRATIONS OF CREDIT RISK

     Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash investments and accounts receivable. The Company maintains cash and cash equivalents with high quality financial institutions. Concentrations of credit risk with respect to accounts receivable are limited because a large number of diverse customers make up the Company's customer base. No single customer represents greater than 10.0% of total accounts receivable. The Company mitigates customer credit risk through credit approvals, credit limits, and monitoring procedures.

STOCK-BASED COMPENSATION

     The Company accounts for stock compensation arrangements in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," ("APB No. 25") and related interpretations and accordingly, recognizes no compensation expense for the stock compensation arrangements with employees or directors since the stock options are granted at exercise prices at or greater than the fair market value of the shares at the date of grant.

RECLASSIFICATIONS

     Certain prior year amounts have been reclassified to conform to the current year presentation.

IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

     In June 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 141, "Business Combinations." This pronouncement addresses financial accounting and reporting for business combinations and supercedes Accounting Principles Board Opinion ("APB") No. 16, "Business Combinations" and SFAS No. 38, "Accounting for Preacquisition Contingencies of Purchased Enterprises." All business combinations within the scope of SFAS No. 141 are to be accounted for under the purchase method. SFAS No. 141 is effective for business combinations occurring after June 30, 2001. The Company adopted the provisions of SFAS No. 141 as of the effective date. Adoption of the provisions of this pronouncement had no impact on the accompanying consolidated financial statements of the Company.

     In June 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets." This pronouncement addresses financial accounting and reporting for intangible assets acquired individually or with a group of other assets. SFAS No. 142 also addresses financial accounting and reporting for goodwill and other intangible assets subsequent to their acquisition. With the adoption of SFAS No. 142, goodwill and certain other intangible assets are no longer subject to amortization. Instead, goodwill will be subject to at least an

                               NATIONSRENT, INC.
                 (DEBTOR-IN-POSSESSION AS OF DECEMBER 17, 2001)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

annual assessment for impairment in value by applying a fair value based test. Any applicable impairment loss is the amount, if any, by which the implied fair value of goodwill is less than the carrying or book value. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001. An impairment loss for goodwill arising from the initial application of SFAS No. 142 is to be reported as a cumulative effect of a change in accounting principle. The Company will adopt the provisions of SFAS No. 142, as appropriate. The Company does not believe the adoption will have a material impact on its consolidated financial statements as the Company's entire goodwill balance was written-off as of December 31, 2001 as a result of the Company's significant historical and projected cash flow losses and the uncertainty surrounding the Company's ability to restructure its capital structure in a satisfactory manner under the Chapter 11 Cases.

     In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." This pronouncement addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This pronouncement supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," and the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations -- Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," for the disposal of a segment of business (as previously defined in that Opinion). SFAS No. 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years, with early application encouraged. The adoption of SFAS No. 144 did not have a material impact on the consolidated financial statements of the Company.

                               NATIONSRENT, INC.
                 (DEBTOR-IN-POSSESSION AS OF DECEMBER 17, 2001)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

4.  DEBT

     Debt, all of which is subject to compromise with the exception of the debtor-in-possession financing facility (the "DIP Financing Facility"), consists of the following:

                                                                   DECEMBER 31,
                                                              -----------------------
                                                                 2001         2000
                                                              ----------   ----------
                                                                  (IN THOUSANDS)
Notes payable to financial institutions:
  Term loan due July 2006...................................  $  395,364   $  400,000
  Revolving credit facility due July 2004...................     355,903      339,200
10.375% Senior Subordinated Notes due December 15, 2008 with
  interest due semi-annually each June 15 and December 15...     175,000      175,000
Subordinated promissory notes, bearing interest at 6.0% to
  8.5%, interest payable quarterly and maturities through
  November 2002.............................................         625          625
Subordinated convertible promissory notes, bearing interest
  at 6.0% to 8.5%, interest payable quarterly and maturities
  through December 2006.....................................      99,782      102,293
Rental equipment financing obligations, secured by
  equipment, payable in monthly installments, through
  January 2005..............................................      21,770       31,107
Note payable, with interest at the commercial paper rate
  plus 2.05% to 2.25%, payable in monthly installments
  through September 2004, secured by equipment..............       7,083        9,167
Note payable, with interest at the London Interbank Offered
  Rate plus 2.75%, payable in monthly installments secured
  by equipment..............................................       7,909       11,216
Note payable, with interest at 6.63%, payable in quarterly
  installments through July 2001............................          --          323
Equipment notes, bearing interest at 6.2% to 9.25% or at the
  Prime Rate less 0.25%, payable in various monthly
  installments through April 2003, secured by equipment.....      34,105       48,065
Note payable to related party (see Note 16).................       1,000           --
Other.......................................................          11           30
                                                              ----------   ----------
          Total debt........................................  $1,098,552   $1,117,026
                                                              ==========   ==========
Debt not subject to compromise..............................  $       --   $1,117,026
                                                              ----------   ----------
Debt subject to compromise..................................  $1,098,552   $       --
                                                              ==========   ==========

  DIP Financing Facility

     Under the terms of the DIP Financing Facility, a revolving credit facility of up to $55,000,000, including up to $20,000,000 for postpetition letters of credit, is available to the Company until the earliest of (i) December 18, 2002,
(ii) the date on which the plan of reorganization becomes effective, (iii) any material non-compliance with any of the terms of the order entered by the Bankruptcy Court authorizing the Debtors to enter into the DIP Financing Facility (the "DIP Financing Order"), (iv) any event of default that shall have occurred under the DIP Financing Facility, or (v) consummation of a sale of substantially all of the assets of the Company pursuant to an order of the Bankruptcy Court shall have occurred. The terms of the DIP Financing Facility provided for an initial facility of $20,000,000, which increased to $30,000,000 upon satisfaction of certain conditions. In addition, the DIP Financing Facility will increase to $55,000,000 upon satisfaction of certain additional conditions, including the earlier of (i) the agents' acceptance of our business

                               NATIONSRENT, INC.
                 (DEBTOR-IN-POSSESSION AS OF DECEMBER 17, 2001)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

plan which addresses the restructuring of the Company's business operations and
(ii) the hiring of a permanent president and chief executive officer (acceptable to the agents) and commencement of his/her duties, which person the Debtors agreed to hire by no later than June 30, 2002. In any event, the availability under the DIP Financing Facility will be reduced by $5,000,000 on November 30, 2002. Availability under the DIP Financing Facility is also subject to a borrowing base based upon trade accounts receivable. Amounts borrowed under the DIP Financing Facility bear interest per annum equal to the prime rate plus 2.50%. In addition to a facility fee and an underwriting fee of 0.50% each, there is an unused commitment fee of 0.50%, a letter of credit fee of 3.25%, and a letter of credit fronting fee of .125%. The DIP Financing Facility is secured by super-priority claims and liens on the real and personal assets of the Company that also secure the prepetition senior credit facility. The DIP Financing Facility contains financial covenants requiring maintenance of an asset coverage ratio and a minimum operating cash flow, as well as other covenants that limit, among other things, indebtedness, liens, sales of assets, capital expenditures, investments, and prohibit dividend payments. The Company is currently in the process of renegotiating the financial covenants in the DIP Financing Facility to reflect the financial performance set forth in the Company's strategic business plan submitted to the agents in March 2002. In addition to containing defaults customary for similar DIP facilities, a default is also triggered upon the following events: (i) the Company's permanent president and chief executive officer ceases to serve for any reason, unless a replacement acceptable to the agents has been appointed and is serving within 30 days; (ii) the failure of the Company to submit to the agents, banks, prepetitions agents, and prepetition lenders the Company's capital restructuring plan by May 31, 2002; and (iii) the failure to file a plan of reorganization and disclosure statement in connection with our Chapter 11 Cases by June 30, 2002. The DIP Financing Facility also provides that the net proceeds of any asset sales in the ordinary course of business will reduce prepetition indebtedness under the senior credit facility. See "-- Note 21 -- Subsequent Events."

     In connection with the DIP Financing Facility, the Company's prepetition senior credit facility was amended to provide for subordination of the liens (to the liens under the DIP Financing Facility) and use of cash collateral in return for payment of interest on the prepetition senior credit facility.

     The Company is currently in default on substantially all of its debt other than the DIP Financing Facility. Despite the Company's restructuring efforts described below, in December 2001, the Company failed to make a principal payment due on the term loan portion of its senior credit facility, an interest payment due on its 10.375% Senior Subordinated Notes due 2008 (the "Subordinated Notes"), principal and interest payments on certain subordinated notes issued in connection with acquisitions (the "Acquisition Notes") and certain other scheduled payments.

     Under the terms of the Company's senior credit facility, upon an event of default, including the failure to make a required interest payment, the senior lenders have several rights and remedies available to them, including declaring all amounts outstanding, together with accrued interest, to be immediately due and payable. The senior lenders had the right to proceed against the collateral securing the facility, which includes substantially all of the Company's assets. Similarly, as a result of the Company's failure to make interest and/or principal payments under the Acquisition Notes and the Subordinated Notes, subject to the subordination provisions of such instruments, the trustee or holders of those notes were also permitted to declare those notes and accrued interest immediately due and payable. The Company's other debt and lease arrangements also contain cross-default provisions, which gave the parties thereto various remedies, including acceleration of all amounts outstanding, foreclosure on collateral securing such obligations and termination rights. As a result of filing the Chapter 11 Cases, the Company's lenders and parties to various contracts and agreements were prohibited from exercising the remedies that would have been available to them upon the Company's default.

                               NATIONSRENT, INC.
                 (DEBTOR-IN-POSSESSION AS OF DECEMBER 17, 2001)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     The aggregate contractually stated maturities of debt, including the principal portion of rental equipment financing obligations, is $109,445,000, $73,013,000, $392,777,000, $17,022,000 and $331,295,000 for the five years ending December 31, 2002, 2003, 2004, 2005 and 2006, respectively, and $175,000,000 thereafter.

     Rental equipment financing obligations consist of leases which meet the criteria for treatment as capital leases under accounting principles generally accepted in the United States. The total amount of assets recorded under these leases is $33,771,000 and $44,032,000 and the accumulated depreciation related to these assets is $6,180,000 and $6,781,000 at December 31, 2001 and 2000,
respectively. Contractually stated future minimum lease payments under capital leases at December 31, 2001 total $8,935,000, $5,663,000, $8,283,000, $2,461,000 and $544,000 for the years ending December 31, 2002, 2003, 2004, 2005 and 2006, respectively. There are no payments under capital leases subsequent to the year ending December 31, 2006. The amount representing interest relating to these lease payments is $4,095,000. Amortization relating to these assets is included in rental equipment depreciation.

5.  LIABILITIES SUBJECT TO COMPROMISE

     The principal categories of claims classified as liabilities subject to compromise under the Chapter 11 Cases are identified below. All amounts below may be subject to adjustment depending on Bankruptcy court action, further developments with respect to disputed claims, or other events, including the reconciliation of claims filed with the Bankruptcy Court to amounts included in the Company's records. Additional prepetition claims may arise from a rejection of additional executory contracts or unexpired leases by the Debtors. Under a confirmed plan or plans of reorganization, all prepetition claims may be paid and discharged at amounts substantially less than their allowed amounts.

     As a result of the Chapter 11 Cases, no principal or interest payments will be made on unsecured prepetition debt without Bankruptcy Court approval or until a plan or plans of reorganization providing for the repayment terms has been confirmed by the Bankruptcy Court and becomes effective. Therefore, interest on prepetition unsecured obligations has not been accrued after the Petition Date.

     Liabilities subject to compromise consists of the following:

                                                                  AS OF
                                                               DECEMBER 31,
                                                                   2001
                                                              --------------
                                                              (IN THOUSANDS)
Debt........................................................    $1,098,552
Accounts payable............................................        16,641
Accrued expenses............................................        43,434
Personal property, real estate and other non-income taxes...         4,517
                                                                ----------
          Total liabilities subject to compromise...........    $1,163,144
                                                                ==========

                               NATIONSRENT, INC.
                 (DEBTOR-IN-POSSESSION AS OF DECEMBER 17, 2001)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

6.  REORGANIZATION ITEMS

     Expenses directly incurred as a result of the Chapter 11 Cases have been segregated from normal operations and are disclosed separately. The major components are as follows:

                                                                YEAR ENDED
                                                               DECEMBER 31,
                                                                   2001
                                                              --------------
                                                              (IN THOUSANDS)
Facility closures...........................................      $ 5,231
Professional fees...........................................        4,102
Severance...................................................        2,000
                                                                  -------
          Total reorganization items........................      $11,333
                                                                  =======

     Facility closure costs relate to the write-off of fixed assets, primarily leasehold improvements, of 14 stores identified for closure in the reorganization. Such costs were of a non-cash nature.

     Professional fees consist of legal, accounting and other professional costs.

     Severance relates to an executive transition agreement with the Company's former Chairman and Chief Executive Officer ("former CEO"). See "-- Note 16 -- Related Party Transactions."

7.  STOCKHOLDERS' EQUITY

PREFERRED STOCK

     The Company has authorized 5,000,000 shares of $0.01 par value preferred stock. In July and August 1999, pursuant to a Preferred Stock Purchase Agreement, the Company sold an aggregate of 100,000 shares of Series A Convertible Preferred Stock ("Preferred Stock") to NR Holdings Limited and NR Investments Limited, affiliates of Investcorp, S.A., for an aggregate price of $100,000,000. The net proceeds of the sale of the Preferred Stock were used to pay down amounts outstanding under the prepetition senior credit facility. The 100,000 shares of Preferred Stock are convertible into 14,285,714 shares of Common Stock, based on a liquidation preference of $1,000 per share of Preferred Stock and a conversion price of $7.00 per share of Common Stock. The holders of the Preferred Stock were granted certain demand and piggy-back registration rights with respect to the shares of the Company's Common Stock issuable upon conversion of the Preferred Stock, pursuant to a Registration Rights Agreement among the Company, NR Holdings Limited, NR Investments Limited and certain of the Company's stockholders. Upon certain changes of control of the Company (approved by the Company's Board of Directors), the Company will be required to offer to purchase shares of Preferred Stock for a purchase price per share equal to the liquidation preference plus 8% compounded annually from the date of issuance. The terms of the Preferred Stock are set forth in the Preferred Stock Certificate of Designation filed as an exhibit to the 1999 Annual Report on Form 10-K along with the Preferred Stock Purchase Agreement and the Registration Rights Agreement.

     In August and September 2000, pursuant to a Preferred Stock Purchase Agreement, the Company sold an aggregate of 100,000 shares of Series B Convertible Preferred Stock (the "Series B Preferred Stock"), to NR2 Holdings Limited, DB Capital Investors, L.P., J.P. Morgan Capital Corporation and Sixty Wall Street Fund, L.P. for an aggregate price of $100,000,000. The net proceeds of the sale of the Series B Preferred Stock were used to pay down amounts outstanding under the prepetition senior credit facility. The 100,000 shares of Series B Preferred Stock are convertible into 22,222,222 shares of Common Stock, based on a liquidation preference of $1,000 per share of Series B Preferred Stock and a conversion price of $4.50 per share of Common Stock. The holders of the Series B Preferred Stock were granted certain demand and piggy-back registration rights with respect to the shares of the Company's Common Stock issuable upon conversion of the

                               NATIONSRENT, INC.
                 (DEBTOR-IN-POSSESSION AS OF DECEMBER 17, 2001)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

Series B Preferred Stock, pursuant to a Registration Rights Agreement among the Company, such holders and certain of the Company's stockholders. Upon certain changes of control of the Company (approved by the Company's Board of Directors), the Company will be required to offer to purchase shares of Series B Preferred Stock for a purchase price per share equal to the liquidation preference plus 8% compounded annually from the date of issuance. The terms of the Series B Preferred Stock are set forth in the Series B Preferred Stock Certificate of Designation filed as an exhibit to the 2000 Annual Report on Form 10-K along with the Preferred Stock Purchase Agreement and the Registration Rights Agreement.

COMMON STOCK

     During 1999, the Company converted $4,070,000 and $500,000 of unsecured subordinated convertible promissory notes issued in connection with four acquisitions into 678,332 and 62,500 shares of Common Stock at a price of $6.00 and $8.00 per share, respectively.

     In May 2000, the Board of Directors of the Company approved the repurchase from time to time of up to $5,000,000 of the Company's Common Stock. As of December 31, 2000, the Company repurchased 919,000 shares of its Common Stock in the open market for a cost of approximately $2,675,000. In January 2001, the Company purchased 146,200 additional shares of its Common Stock in the open market for a cost of approximately $205,000. Through January 2001, an aggregate of 1,065,200 shares of Common Stock have been acquired under this program for an aggregate purchase price of approximately $2,880,000. These shares have been recorded as treasury stock in the accompanying consolidated financial statements. Since January 2001, no additional shares have been purchased.

     In June 2001, the New York Stock Exchange (the "NYSE") notified the Company that the Company's stock price had been below the NYSE's continued listing criteria for minimum share price of $1.00 over a 30 day trading period. In addition, in November 2001, the NYSE notified the Company that the Company's market capitalization had been below the NYSE's continued listing criteria for minimum market capitalization of $15,000,000 over a 30 day trading period.

     In November 2001, the NYSE advised the Company that the they would suspend the Company's common stock from trading on the NYSE prior to the opening of business on November 2001, and seek to delist the stock from the NYSE. In December 2001, the NYSE delisted the common stock from the NYSE. The Company's stock began trading on the over-the-counter electronic bulletin board, commonly known as the pink sheets (the "OTCBB") during November 2001. See "-- Note 21 -- Subsequent Events."

8.  COMMITMENTS AND CONTINGENCIES

OPERATING LEASES

     The Company leases rental equipment, real estate and certain office equipment under operating leases. Certain real estate leases require the Company to pay maintenance, insurance, taxes and certain other expenses in addition to the stated rentals. Contractually stated future minimum lease payments under noncancelable operating leases (excluding rejected leases) at December 31, 2001 total $110,581,000, $105,394,000, $80,697,000, $39,178,000 and $14,454,000 for
the years ending December 31, 2002, 2003, 2004, 2005 and 2006, respectively and $41,870,000, thereafter. Lease expense under noncancelable operating leases was $117,746,000, $96,766,000 and $60,248,000 for the years ended December 31, 2001,
2000 and 1999, respectively. As part of the Chapter 11 Cases, the Company is reviewing the legal status of its equipment leases (and other leases), including the issue of whether such leases should be recharacterized as financing arrangements for legal purposes in the Chapter 11 Cases.

                               NATIONSRENT, INC.
                 (DEBTOR-IN-POSSESSION AS OF DECEMBER 17, 2001)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

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

LEGAL MATTERS

     On December 17, 2001, the Debtors filed the Chapter 11 Cases in the Bankruptcy Court. The cases were consolidated for procedural purposes and designated as Case No. 01-11628 (PJW). In connection with the Chapter 11 Cases, proofs of claim have been and will be filed against the Debtors with the Bankruptcy Court or with the Debtors' claims and noticing agent. The Debtors will then be required to resolve proofs of claim that differ in nature, classification or amount from the Debtors' books and records through negotiations with the applicable claimants and the filing and prosecution of objections to such claims. See "-- Note 21 -- Subsequent Events."

     The Debtors were party to various legal proceedings arising in the ordinary course of their business prior to the filing of the Chapter 11 Cases, none of which were material to the Debtors' financial condition or results of operations. All such proceedings have been stayed as of the Petition Date, unless the stay has been or will be lifted by the Bankruptcy Court, and any liabilities related to such claims are subject to compromise pursuant to a plan of reorganization in the Chapter 11 Cases.

     The Debtors have also become party to legal proceedings arising in the ordinary course of business after the Petition Date, none of which are material to its financial condition or results of operations.

ENVIRONMENTAL MATTERS

     The Company and its operations are subject to various laws and related regulations governing environmental matters. Under such laws, an owner or operator of real estate may be liable for the costs of removal or remediation of certain hazardous or toxic substances located on or in, or emanating from, such property, as well as investigation of property damage. As part of the Company's acquisition due diligence and prior to leasing any new facilities, the Company performs extensive environmental analyses on the sites to be operated by the Company. Any required remediation has typically been the responsibility of the prior owner or landlord. The Company does not believe there are currently any environmental liabilities which should be recorded or disclosed in the accompanying consolidated financial statements. The Company believes the possibility is remote that its compliance with various laws and regulations relating to the protection of the environment will have a material effect on its capital expenditures, future earnings or financial position.

9.  2000 RESTRUCTURING PLAN

     During the fourth quarter of 2000, the Company's management implemented a plan to restructure certain of its operations to address a significant imbalance between the Company's revenue and costs. During 2001, the Company implemented additional actions to restructure certain of its operations pursuant to the 2000 restructuring plan.

                               NATIONSRENT, INC.
                 (DEBTOR-IN-POSSESSION AS OF DECEMBER 17, 2001)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

The restructuring plan was comprised of the following major components:

     - the sale of excess rental equipment, which primarily relates to a portion of the Company's heavy earthmoving equipment that has the highest unit cost, requires the most expensive support infrastructure and has the lowest return on investment;

     - the abandonment of certain information system projects that were under development;

     - the elimination of jobs company-wide and the consolidation of various departments within the organization; and

     - the closure of certain rental and office locations.

     Pursuant to the restructuring plan, during the fourth quarter of 2000, the Company recorded a pre-tax restructuring charge of approximately $72,005,000 and during 2001, the Company recorded an additional net pre-tax restructuring charge of approximately $9,653,000. The components of these charges, along with the activity for 2000 (of which $21,807,000 was non-cash) and 2001 related to these charges, are presented in the following table (in thousands).

                                              2000 ACTIVITY                                2001 ACTIVITY
                                          ----------------------     RESERVE      --------------------------------     RESERVE
                                           AMOUNTS                  BALANCE AT     AMOUNTS         DEDUCTIONS         BALANCE AT
                                           CHARGED                 DECEMBER 31,   CHARGED TO   -------------------   DECEMBER 31,
                                          TO INCOME   DEDUCTIONS       2000         INCOME      CASH     NON-CASH        2001
                                          ---------   ----------   ------------   ----------   -------   ---------   ------------
Rental fleet disposition................   $42,693     $ (6,202)     $36,491        $9,685     $    --   $(46,176)      $   --
Information systems abandonment.........    11,530      (10,630)         900            --        (900)        --           --
Employee termination severance costs....    10,156       (3,520)       6,636           762      (5,583)        --        1,815
Facility closures.......................     7,626       (5,863)       1,763          (794)       (576)       (69)         324
                                           -------     --------      -------        ------     -------   --------       ------
                                           $72,005     $(26,215)     $45,790        $9,653     $(7,059)  $(46,245)      $2,139
                                           =======     ========      =======        ======     =======   ========       ======

     The charge for rental fleet disposition represents estimated losses on assets identified for sale under the restructuring plan. As of December 31, 2001, all of the rental equipment that was identified for sale under the restructuring plan had been sold.

     The restructuring plan includes the termination and payment of related severance benefits under the Company's existing severance plan and agreements for approximately 450 employees, all of whom had been terminated as of December 31, 2001. Payments are expected to be paid through the third quarter of 2003.

     During 2001, the Company modified its restructuring plan related to facility closures, primarily as a result of changes to its planned openings of NationsRent rental centers within select Lowe's home improvement stores. As a result of the changes to the restructuring plan, three of the rental facilities originally identified for closure will remain open and one additional rental facility was identified for closure. The impact of such changes was not material to the original restructuring charge recorded for store closures. All 16 stores that have been identified for closure under the restructuring plan, as modified, have been closed as of December 31, 2001. Lease payments for the facility closures extend into 2009 pursuant to the terms of the facility lease agreements. However, during the first quarter of 2002, the Company received approval from the Bankruptcy Court to reject the facility lease agreements. As such, the remaining reserve for such future lease payments was reversed to income, which resulted in a $794,000 reduction of the previously recorded charge. The remaining reserve balance at December 31, 2001 for facility closures relates to certain office equipment leases that the Company has not yet received Bankruptcy Court approval to reject. Such approval is expected to occur in the second quarter of 2002.

10.  DERIVATIVE FINANCIAL INSTRUMENTS

     Effective January 1, 2001 the Company adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended. This statement establishes accounting and reporting standards for

                               NATIONSRENT, INC.
                 (DEBTOR-IN-POSSESSION AS OF DECEMBER 17, 2001)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

derivative instruments and hedging activities. This standard requires that all derivative instruments be recorded in the balance sheet as either an asset or liability measured at its fair value. The provisions of SFAS No. 133 require that changes in a derivative's fair value be recognized immediately in earnings unless specific hedge accounting criteria are met.

     The Company limits its exposure to and benefits from interest rate fluctuations on variable rate debt to within a certain range of rates through the use of swaps. Derivative financial instruments are not used for trading or speculative purposes. As of December 31, 2001, the amount covered by swaps was $195,000,000, with effective interest rates between 6.58% and 6.80%. The swap agreements for $165,000,000 and $30,000,000 of debt expire in February and October of 2002, respectively. The Company recognizes its derivatives in the balance sheet at fair value, representing a liability of approximately $2,697,000 as of December 31, 2001 which is included in other accrued liabilities in the accompanying consolidated balance sheet. The Company has determined the interest rate swaps to be ineffective cash flow hedges, as defined by SFAS No. 133. In accordance with the transition provisions of SFAS No. 133, the Company recorded a $1,359,000 charge net of $968,000 of income tax benefits, or $0.02 per share, which is recorded in the consolidated statement of operations for the year ended December 31, 2001 as a cumulative effect of change in accounting principle. The impact of the change in value of the Company's swaps for the year ended December 31, 2001 resulted in a net charge to interest expense of $369,000. See "-- Note 21 -- Subsequent Events."

11.  INCOME TAXES

     The components of the provision (benefit) for federal and state income taxes are summarized as follows:

                                                                 YEAR ENDED
                                                                DECEMBER 31,
                                                        -----------------------------
                                                          2001       2000      1999
                                                        --------   --------   -------
                                                               (IN THOUSANDS)
Current...............................................  $    123   $    100   $ 1,995
Deferred..............................................   (10,906)   (24,952)   20,653
                                                        --------   --------   -------
                                                        $(10,783)  $(24,852)  $22,648
                                                        ========   ========   =======
Federal...............................................  $ (8,967)  $(20,264)  $20,353
State.................................................    (1,816)    (4,588)    2,295
                                                        --------   --------   -------
                                                        $(10,783)  $(24,852)  $22,648
                                                        ========   ========   =======

     A reconciliation of the statutory federal income tax rate to the effective income tax rate is as follows:

                                                                    YEAR ENDED
                                                                   DECEMBER 31,
                                                              ----------------------
                                                              2001     2000     1999
                                                              -----    -----    ----
Federal statutory income tax rate...........................   35.0%    35.0%   35.0%
Non-deductible goodwill.....................................   (9.6)    (2.5)    3.6
State income taxes, net of federal tax benefit..............    2.9      4.0     2.7
Change in valuation allowance...............................  (27.1)    (9.1)     --
Other, net..................................................   (0.1)    (2.2)    0.2
                                                              -----    -----    ----
                                                                1.1%    25.2%   41.5%
                                                              =====    =====    ====

     The provision for income taxes was $(10,783,000) of which, $(968,000) is included in the cumulative effect of change in accounting principle, net of income tax benefit for the year ended December 31, 2001.

                               NATIONSRENT, INC.
                 (DEBTOR-IN-POSSESSION AS OF DECEMBER 17, 2001)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     Deferred income taxes reflect the tax effects of temporary differences between the carrying value of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The significant components of deferred income tax assets and liabilities are as follows:

                                                                  DECEMBER 31,
                                                              ---------------------
                                                                2001        2000
                                                              --------    ---------
                                                                 (IN THOUSANDS)
Deferred income tax assets, net:
  Accrued liabilities and other reserves....................  $ 10,021    $  12,513
  Restructuring reserve.....................................       834        7,579
  Bad debt reserve..........................................    10,182        5,361
  Net operating loss carryforwards..........................   169,499       67,023
  Intangible assets.........................................   162,327      (17,998)
  Alternative minimum tax and other credits.................     1,714        1,714
  Other.....................................................       494          334
  Valuation allowance.......................................  (262,982)     (15,214)
                                                              --------    ---------
                                                                92,089       61,312
Deferred income tax liabilities:
  Depreciable assets........................................   (92,089)     (72,822)
                                                              --------    ---------
  Net deferred income tax liabilities.......................  $     --    $ (11,510)
                                                              ========    =========

     At December 31, 2001, the Company had Net Operating Loss ("NOL") carryforwards for federal and state income tax purposes of $434,614,000, that expire in the years 2006 through 2021. At December 31, 2001, the Company had alternative minimum tax credit and general business credit carryforwards of $1,714,000. These credits are available to offset future regular income tax that is in excess of the alternative minimum tax in such year.

     During 2001, a large number of shares of common stock of the Company were exchanged on the open market. If it is determined that these transactions result in an "ownership change" as defined under Internal Revenue Code ("IRC") sec.382, the Company's ability to utilize its NOL carryforwards and other tax attributes including tax credit carryforwards may be limited in accordance with the IRC sec.382.

     The Company has recorded a valuation allowance for deferred tax assets of $262,982,000 and $15,214,000 at December 31, 2001 and 2000, respectively, as management believes it is likely that those deferred tax assets will not be realized.

                               NATIONSRENT, INC.
                 (DEBTOR-IN-POSSESSION AS OF DECEMBER 17, 2001)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

12.  EARNINGS (LOSS) PER SHARE

     The following table sets forth the computation of basic and diluted earnings (loss) per share (in thousands, except per share data):

                                                                        YEAR ENDED
                                                                       DECEMBER 31,
                                                              ------------------------------
                                                                2001        2000      1999
                                                              ---------   --------   -------
Numerator:
Net income (loss)...........................................  $(942,397)  $(73,690)  $31,923
Interest expense on convertible subordinated debt, net of
  income taxes..............................................         --         --     3,203
                                                              ---------   --------   -------
Numerator -- diluted earnings (loss) per share..............  $(942,397)  $(73,690)  $35,126
                                                              =========   ========   =======
Denominator:
  Denominator for basic earnings (loss) per
     share -- weighted-average shares.......................     57,364     58,165    56,137
  Effect of dilutive securities:
     Convertible subordinated debt..........................         --         --     9,305
     Convertible preferred stock............................         --         --     6,057
     Employee stock options.................................         --         --       327
                                                              ---------   --------   -------
  Denominator for diluted earnings (loss) per
     share -- adjusted weighted-average shares..............     57,364     58,165    71,826
                                                              =========   ========   =======
Basic earnings (loss) per share.............................  $  (16.43)  $  (1.27)  $  0.57
                                                              =========   ========   =======
Diluted earnings (loss) per share...........................  $  (16.43)  $  (1.27)  $  0.49
                                                              =========   ========   =======

     Options and warrants to purchase 9,153,792, 9,688,167 and 1,667,501 shares of Common Stock were outstanding at December 31, 2001, 2000 and 1999, respectively, but were not included in the computation of diluted earnings per share because the exercise prices of such options and warrants were greater than the average fair value of the common shares and, therefore, the effect would be antidilutive.

     Weighted average shares of preferred stock and subordinated debt convertible into 36,507,937 and 10,948,231 shares of Common Stock, respectively, were outstanding at December 31, 2001 but were not included in the computation of diluted earnings per share since their effect would be antidilutive.

     Weighted average shares of preferred stock and subordinated debt convertible into 22,375,574 and 11,185,836 shares of Common Stock, respectively, were outstanding at December 31, 2000 but were not included in the computation of diluted earnings per share since their effect would be antidilutive.

13.  STOCK OPTIONS

     In August 1998, the Board of Directors and stockholders of the Company approved the NationsRent 1998 Stock Option Plan (the "1998 Plan"), which authorized the grant of options to directors (employee and non-employee) and employees of the Company for up to 5,000,000 shares of Common Stock. In July 1999, the Board of Directors and stockholders of the Company authorized an increase of the shares available for grant under the 1998 Plan to 7,000,000 shares. In May 2000, the Board of Directors and stockholders of the Company authorized an increase of the shares available for grant under the 1998 Plan to 10,000,000 shares. In May 2001, the Board of Directors and the stockholders of the Company authorized an increase of the shares available for grant under the 1998 plan to 12,000,000. In addition, the Company has granted to certain employees 1,087,571 options to purchase shares of Common Stock prior to the adoption of the 1998 Plan (the "Pre-Plan Options"). The exercise price per share for all options granted was based on the estimated fair value of the Company's common stock at the time of the grant. As such, no compensation cost has been recognized for these stock options. During 2001, 2000 and 1999, a total of 3,030,000, 5,027,500 and 2,415,219 stock options were granted with exercise prices ranging from $0.16 to $2.00, $1.69 to $5.63 and $5.56 to $7.38 per share, respectively.

                               NATIONSRENT, INC.
                 (DEBTOR-IN-POSSESSION AS OF DECEMBER 17, 2001)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

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

     Pro forma information regarding net income (loss) and earnings (loss) per share is required by SFAS No. 123, "Accounting for Stock Based Compensation," as if the Company had accounted for its granted employee stock options under the fair value method of SFAS No. 123. The Company's pro forma net income (loss), pro forma earnings (loss) per share and pro forma weighted average fair value of options granted (with related assumptions) would have been as follows:

                                                                            YEAR ENDED
                                                                           DECEMBER 31,
                                                              ---------------------------------------
                                                                  2001          2000          1999
                                                              ------------   -----------   ----------
                                                               (IN THOUSANDS, EXCEPT PER SHARE DATA)
Pro forma net income (loss).................................   $(947,743)     $(82,441)     $26,398
Pro forma earnings (loss) per share:
  Basic.....................................................   $  (16.52)     $  (1.42)     $  0.47
  Diluted...................................................   $  (16.52)     $  (1.42)     $  0.41
Weighted average fair value of options granted..............   $    0.60      $   3.10      $  3.40
Expected life (years).......................................           7             7            6
Risk-free interest rate.....................................        4.88%         5.78%        6.20%
Expected volatility.........................................      155.28%        87.30%       68.04%
Dividend yield..............................................        0.00%         0.00%        0.00%

     As of December 31, 2001, a total of 11,126,103 shares of Common Stock have been reserved for issuance of options to purchase shares of Common Stock with 2,072,311 remaining available for grant. A summary of the Company's outstanding stock option activity, and related information, for the years ended December 31, 1999, 2000 and 2001 is as follows:

                                                                               WEIGHTED
                                                               OPTIONS     AVERAGE EXERCISE
                                                             OUTSTANDING        PRICE
                                                             -----------   ----------------
Balance at December 31, 1998...............................   3,867,989         $6.55
  Granted..................................................   2,706,566          5.76
  Canceled.................................................    (593,212)         5.13
                                                             ----------         -----
Balance at December 31, 1999...............................   5,981,343          6.06
  Granted..................................................   5,027,500          3.16
  Canceled.................................................  (1,284,284)         6.32
  Exercised................................................    (136,392)         0.58
                                                             ----------         -----
Balance at December 31, 2000...............................   9,588,167          4.58
                                                             ----------         -----
  Granted..................................................   3,030,000          0.62
  Canceled.................................................  (3,559,219)         4.40
  Exercised................................................      (5,156)         0.58
                                                             ----------         -----
  Balance at December 31, 2001.............................   9,053,792         $3.33
                                                             ==========         =====

     Generally, options granted have ten year terms and vest in equal increments over a three or four year period commencing on the first anniversary of the date of grant, except for options granted to non-employee directors of the Company which are fully exercisable at the time of grant. At December 31, 2001, 700,000 options had been granted to non-employee directors of the Company. Options granted under the 1998 Plan

                               NATIONSRENT, INC.
                 (DEBTOR-IN-POSSESSION AS OF DECEMBER 17, 2001)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

and Pre-Plan Options expire upon termination of employment or service on the board. The following table summarizes information concerning outstanding and exercisable options as of December 31, 2001:

                                                      OPTIONS OUTSTANDING              OPTIONS EXERCISABLE
                                             --------------------------------------   ----------------------
                                                             WEIGHTED
                                                              AVERAGE      WEIGHTED                 WEIGHTED
                 RANGE OF                                    REMAINING     AVERAGE                  AVERAGE
                 EXERCISE                      NUMBER       CONTRACTUAL    EXERCISE     NUMBER      EXERCISE
                  PRICES                     OUTSTANDING   LIFE (YEARS)     PRICE     EXERCISABLE    PRICE
                 --------                    -----------   -------------   --------   -----------   --------
$0.16-1.62.................................   2,708,791         9.28        $0.49        128,791     $1.04
 1.69-3.94.................................   2,234,000         8.90         1.93        571,000      2.21
 4.63-5.56.................................   2,106,091         7.89         5.05        767,569      5.21
 5.63-8.00.................................   2,004,910         6.62         6.93      1,537,385      6.94
                                              ---------        -----        -----      ---------     -----
                                              9,053,792         8.27        $3.33      3,004,745     $5.35
                                              =========        =====        =====      =========     =====

14.  PROPERTY AND EQUIPMENT

     Property and equipment, net consists of the following:

                                                         DECEMBER 31,
                                                     --------------------
                                                       2001        2000
                                                     --------    --------
                                                        (IN THOUSANDS)
Buildings and improvements.........................  $ 62,809    $ 54,724
Furniture, fixtures and office equipment...........    31,577      22,540
Vehicles, delivery and shop equipment..............    21,776      26,243
Construction in progress...........................     2,643      15,464
                                                     --------    --------
                                                      118,805     118,971
Less: accumulated depreciation and amortization....   (28,088)    (14,994)
                                                     --------    --------
  Property and equipment, net......................  $ 90,717    $103,977
                                                     ========    ========

15.  ACQUISITIONS

     The Company did not make any acquisitions in 2001. The Company acquired four and 17 equipment rental businesses during the years ended December 31, 2000 and 1999, respectively. The acquisitions have been accounted for using the purchase method and, accordingly, the acquired assets and assumed liabilities have been recorded at their estimated fair values as of the date of acquisition. The operations of the acquired businesses have been included in the Company's consolidated statements of operations since the effective date of each respective acquisition.

     The aggregate consideration paid for the businesses acquired during 2000 was $25,826,000 and consisted of (i) $21,150,000 of cash, (ii) $3,475,000 of convertible subordinated debt and (iii) $1,200,000 of future contractual cash payments. The cash portion of the consideration was funded through borrowings under the Company's credit facility. The Company repaid or assumed outstanding indebtedness of the acquired companies in the aggregate amount of $9,793,000.

     As a part of the purchase of a certain business during 1999, the Company acquired an equipment dealership, which the Company intended to dispose of and accounted for as an asset held for sale pursuant to EITF No. 87-11 "Allocation of Purchase Price to Assets to be Sold." In May 2000, the Company decided to close the locations that comprised the dealership portion of the acquisition after it was unable to obtain the manufacturer's approval for the sale of the dealership to a third party. As such, the Company liquidated the assets of the acquired dealership. The results of operations related to the dealership through the date of

                               NATIONSRENT, INC.
                 (DEBTOR-IN-POSSESSION AS OF DECEMBER 17, 2001)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

disposal, which aggregated $4,645,000 of losses and $525,000 of interest expense, have been excluded from the Company's 2000 consolidated statements of operations.

     The aggregate consideration for the businesses acquired during 1999 was $194,545,000 and consisted of (i) $156,175,000 of cash, (ii) $25,134,000 of convertible subordinated debt, (iii)$5,750,000 of subordinated debt, (iv) $4,503,000 of future contractual cash payments and (v) 390,634 shares of Common Stock. In addition, the Company repaid or assumed outstanding indebtedness of the acquired companies in the aggregate amount of $64,720,000.

     In connection with two of the acquisitions, the Company agreed to make future payments up to an aggregate of $12,898,000 in cash or Common Stock to the former owners based on the achievement of certain future operating results of the acquired companies or market performance of the Common Stock. These contractual obligations were to be paid at various times through December 2001. These payments were not made as of December 31, 2001.

     During 2000, the Company paid consideration of $11,750,000 of cash, $2,450,000 of subordinated convertible debt and 1,728,742 shares of Common Stock to the former owners of previously acquired businesses related to the achievement of certain operating results. The Company records amounts paid for contingent consideration as additional purchase price once they are incurred since the consideration is required regardless of the former owner's continued association with the Company.

     The following table sets forth the estimated fair value of the assets acquired and liabilities assumed for the aforementioned acquisitions completed in 2000:

                                                                YEAR ENDED
                                                               DECEMBER 31,
                                                                   2000
                                                              --------------
                                                              (IN THOUSANDS)
Assets, including cash......................................     $ 10,375
Goodwill....................................................       27,725
Liabilities.................................................       12,274

     The following table sets forth the unaudited pro forma consolidated results of operations for the year ended December 31, 2000 giving effect to the aforementioned acquisitions completed during 2000 as if such acquisitions had occurred on January 1, 1999 (in thousands, except per share data):

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

     The above unaudited pro forma consolidated results of operations are based upon certain assumptions and estimates which the Company believes are reasonable. The unaudited pro forma consolidated results of operations may not be indicative of the operating results that actually would have been reported had the acquisitions been consummated on January 1, 2000, nor are they necessarily indicative of results which will be reported in the future.

16.  RELATED PARTY TRANSACTIONS

     The Company entered into an Executive Transition Agreement in December 2001 with its former CEO. Pursuant to the agreement, the former CEO agreed to resign all of his director and officer positions with the Company and its subsidiaries the earlier of (i) 60 days following the date of the agreement or (ii) the date the

                               NATIONSRENT, INC.
                 (DEBTOR-IN-POSSESSION AS OF DECEMBER 17, 2001)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

Company appoints a new or interim chief executive officer. The agreement provided a severance payment to the former CEO of $2,000,000, of which $1,000,000 was paid in cash and $1,000,000 was paid in the form a promissory note (backed by a letter of credit) that was to be due and payable upon the former CEO's resignation. In addition, the Company deposited a retainer of $175,000 with the former CEO's counsel to cover expenses related to the negotiation, documentation and defense of the Executive Transition Agreement. The former CEO resigned in February 2002.

     The Company leases certain properties from TTG Properties, a general partnership controlled by one of the former directors of the Company. Rental expense for such properties totaled $1,093,000, $1,061,000 and $907,000 for the years ended December 31, 2001, 2000 and 1999, respectively.

     The Company leased certain office space from AutoNation, Inc. ("AutoNation"). Lease payments for such space totalled $687,000, $527,000 and $85,000 for the years ended December 31, 2001, 2000 and 1999, respectively. Two of the Company's directors serve as directors of AutoNation.

     The Company leases certain office space from Boca Resorts, Inc. ("Boca Resorts"). Lease payments for such space totaled zero, $89,000 and $568,000 for the years ended December 31, 2001, 2000 and 1999, respectively. In addition, the Company leased certain other facilities and related services from the Arena Operating Company, which was controlled by Boca Resorts until July 2001, with lease payments totaling zero, $112,000 and $106,000 for the years ended December 31, 2001, 2000 and 1999, respectively. Two of the Company's directors serve as directors of Boca Resorts, one of which controls a majority of the voting interests of Boca Resorts.

     The Company has purchased certain building construction services and certain freight services from Alvada Construction, Inc. and Alvada Trucking, Inc. ("Alvada"), which totaled $124,000, $1,231,000 and $411,000 for the years ended December 31, 2001, 2000 and 1999, respectively. Alvada is controlled by the estate of a relative of the former CEO of the Company.

     The Company leases certain facilities and related services from South Florida Stadium Corporation at Pro Player Stadium which is owned by one of the Company's directors. Lease payments for such facilities totaled $177,000, $179,000 and $201,000 for the years ended December 31, 2001, 2000 and 1999, respectively.

     The Company obtained certain investment banking services from Rhone Group, which totaled $362,000 for the year ended December 31, 2000. One of the Company's directors is a managing director of Rhone Group. No such services were provided in 2001.

     The Company purchased certain fabrication services from Findlay Machine and Tool ("FMT"), which totaled $510,000, $118,000 and $151,000 for the years ended December 31, 2001, 2000 and 1999, respectively. The principal shareholder of FMT is directly related to the former CEO of the Company.

     In connection with the acquisition of A-1 Rental in 1998, the Company issued subordinated debt to and leases certain facilities from a previous owner who served as an officer of the Company until March 2000. Subsequently, the subordinated debt was converted to common stock of the Company. Lease payments for such facilities totaled $1,547,000 and $1,531,000 for the years ended December 31, 2000 and 1999, respectively.

     In connection with the acquisition of Sam's Equipment Rental, Inc. and Gabriel Trailer Manufacturing Company, Inc., the Company issued subordinated debt to a previous owner who served as a director of the Company until March 2001. Interest payments related to this debt totaled $104,000 for the year ended December 31, 2001 and $263,000 for each of the years ended December 31, 2000 and 1999.

                               NATIONSRENT, INC.
                 (DEBTOR-IN-POSSESSION AS OF DECEMBER 17, 2001)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     In connection with the recruiting and relocation of the Company's Executive Vice President and Chief Financial Officer, the Company loaned such executive $250,000, the principal and interest of which will be forgiven by the Company one-third a year commencing January 2002.

17.  NON-RECURRING ITEMS

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

18.  RETIREMENT PLAN

     In November 1998, the Company adopted the NationsRent 401(k) Retirement Plan (the "Plan") which allows its eligible employees to make contributions, up to a certain limit, to the Plan on a tax-deferred basis under Section 401(k) of the Internal Revenue Code of 1986, as amended. Eligible employees are those who have completed their 90 day probationary period and are over twenty-one years of age. The Company may, at its discretion, make matching contributions to the Plan. The Company made matching contributions of $511,000, $1,170,000 and $1,059,000 to the Plan for the years ended December 31, 2001, 2000 and 1999, respectively.

19.  COMPREHENSIVE INCOME (LOSS)

     The objective of reporting comprehensive income is to disclose all changes in equity of an enterprise that result from transactions and other economic events in a period other than transactions with owners. The comprehensive income
(loss) of the Company was equal to net income (loss) for all periods presented.

                               NATIONSRENT, INC.
                 (DEBTOR-IN-POSSESSION AS OF DECEMBER 17, 2001)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

20.  QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

     The following tables set forth the Company's condensed consolidated statements of operations by quarter for the years ended December 31, 2001 and 2000.

                                                        FIRST      SECOND     THIRD      FOURTH
                                                       QUARTER    QUARTER    QUARTER     QUARTER
                                                       --------   --------   --------   ---------
                                                         (IN THOUSANDS, EXCEPT PER SHARE DATA)
2001
Revenue..............................................  $148,786   $157,828   $157,856   $ 130,189
Gross profit.........................................    35,031     54,338     47,562     (25,779)
Operating income (loss)..............................    (3,648)    21,942      9,623    (858,417)
Loss before cumulative change in accounting
  principle..........................................   (26,022)    (5,102)   (19,759)   (890,155)
Cumulative effect of change in accounting principle,
  net of income tax benefit..........................     1,359         --         --          --
Net loss.............................................   (27,381)    (5,102)   (19,759)   (890,155)
                                                       ========   ========   ========   =========
Basic net loss per share.............................  $  (0.48)  $  (0.09)  $  (0.34)  $  (15.52)
                                                       ========   ========   ========   =========
Diluted net loss per share...........................  $  (0.48)  $  (0.09)  $  (0.34)  $  (15.52)
                                                       ========   ========   ========   =========
2000
Revenue..............................................  $142,196   $170,488   $184,577   $ 171,787
Gross profit.........................................    59,674     69,321     70,169      32,131
Operating income (loss)..............................    28,225     32,415     30,024     (89,373)
Net income (loss)....................................     3,318      4,965      1,263     (83,236)
                                                       ========   ========   ========   =========
Basic net income (loss) per share....................  $   0.06   $   0.09   $   0.02   $   (1.44)
                                                       ========   ========   ========   =========
Diluted net income (loss) per share..................  $   0.05   $   0.07   $   0.02   $   (1.44)
                                                       ========   ========   ========   =========

     During the fourth quarter of 2000, the Company recorded a pre-tax restructuring charge of approximately $72,005,000 and during 2001, the Company recorded an additional pre-tax restructuring charge of approximately $9,653,000 (see Note 9).

     During the fourth quarter of 2001, the Company incurred an operating charge of $770,833,000 for the impairment of intangible assets related to acquired businesses.

     The Company's revenue and income are dependent upon activity in the construction industry in the markets it serves. Construction activity is dependent upon weather and other seasonal factors affecting construction in the geographic areas where we have operations. Because of this variability in demand, the Company's quarterly revenue and income may fluctuate. Accordingly, quarterly or other interim results should not be considered indicative of results to be expected for any other quarter or for a full year.

21.  SUBSEQUENT EVENTS

     In January 2002, the United States trustee for the District of Delaware appointed an Official Committee of Unsecured Creditors in accordance with the provisions of the Bankruptcy Code. In March 2002, the Bankruptcy Court also entered the DIP Financing Order authorizing the Debtors to enter into the DIP Financing Facility, and to grant first priority priming liens, mortgages, and security interests on substantially all of the assets of the Debtors to secure the DIP Financing Facility.

     In January 2002, the Bankruptcy Court approved the Company's key employee retention plan. Under the retention plan, certain of our key employees, including executive officers, are eligible for a retention bonus. The key employees are classified into different bands based on their level of responsibility and role within the

                               NATIONSRENT, INC.
                 (DEBTOR-IN-POSSESSION AS OF DECEMBER 17, 2001)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

Company. The amount of retention bonuses is based on a key employee's band and base salary at the time the bonus is determined. Key employees below a certain band are eligible for a retention bonus at the discretion of the Company payable in one or more installments so long as they remain with the Company for a specified period of time. Key employees above a certain band, including executive officers, are eligible for a retention bonus only upon Emergence (as defined in the plan), subject to approval of the allocations of such amounts by the Company's permanent president and chief executive officer and the Board of Directors. In order to receive payment of a retention bonus, the key employee must be employed in good standing on the due date of the payment or have been discharged without cause (as defined in the plan), died, become disabled, or have resigned with good reason (as defined in the plan) within 180 days prior to the due date for the payment.

     In January 2002, the Bankruptcy Court also approved the Company's key employee severance plan. Under the severance plan, certain of our key employees, including executive officers, are eligible for a lump sum severance payment and continuance of employee benefits, including continuing coverage under the Company's directors and officers insurance policies if applicable, in the event of an employment loss. Employment loss is defined as a termination of the key employee's employment without cause (as defined in the plan) or a termination initiated by the key employee with good reason (as defined in the plan). The lump sum severance payment is equal to the key employee's monthly base salary in effect at the time of the employment loss multiplied by a severance award factor. If a key employee becomes eligible to receive payments and benefits under the severance plan and any other severance plan of the Company, the key employee may only receive the greater of the two payments and benefits. In order to receive the payment and benefits under the severance plan, at the time of the eligible employment loss the key employee must execute a general release releasing the Company and its affiliates from certain claims arising in connection with his or her employment or separation from the Company. Pursuant to the severance plan, the executive officers are eligible to receive severance payments equal to 18 months of their base salary in effect at the time of employment loss.

     In April 2002, the Debtors obtained approval from the Bankruptcy Court to continue the scheduled opening of NationsRent rental centers within select Lowe's home improvement stores.

     As of April 2002, all of the Company's derivative financial instruments had terminated or expired.

     In May 2002, the Bankruptcy Court approved the Debtors' motion to establish a bar date for filing proofs of claim. As a result, the Debtors selected August 5, 2002 as the bar date.

     In May 2002, the Company was notified by the OTCBB that as a result of the Company's late filings of required reports under the Securities Exchange Act of 1934, the Company's stock will not be eligible for trading on the OTCBB beginning June 2002, unless all such required reports are filed.

                               NATIONSRENT, INC.
                 (DEBTOR-IN-POSSESSION AS OF DECEMBER 17, 2001)

                 VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

                                  SCHEDULE II
                                 (IN THOUSANDS)

                                           BALANCE     CHARGED
                                             AT        TO COSTS                                       BALANCE
                                          BEGINNING      AND                                         AT END OF
DESCRIPTIONS                              OF PERIOD    EXPENSES    DEDUCTIONS         OTHER            YEAR
------------                              ---------    --------    ----------        --------        ---------
Allowance for Doubtful Accounts:
2001....................................   $13,746     $24,245     $ (11,882)(a)     $     --         $26,109
2000....................................     7,605      13,162        (7,121)(a)          100(b)       13,746
1999....................................     4,732       3,698        (2,287)(a)        1,462(b)        7,605
Restructuring reserves(c):
2001....................................    45,790       9,653        (7,059)(d)      (46,245)(e)       2,139
2000....................................        --      72,005        (4,408)(d)      (21,807)(e)      45,790(c)

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

DIRECTORS

     Set forth below is biographical information for each current director of the Company.

     THOMAS H. BRUINOOGE, age 58, joined the Company as a director in June 1998. Mr. Bruinooge is an attorney who has been in private practice since 1968 and founded the firm of Bruinooge & Associates in 1987.

     IVAN W. GORR, age 72, joined the Company as a director in June 1999. Mr. Gorr served as Chairman of the Board of Directors and Chief Executive Officer of Cooper Tire & Rubber Company, a manufacturer of tires and other rubber products, from 1989 until he retired in October 1994. Mr. Gorr also serves as a director of Borg-Warner Automotive, Inc.

     HARRIS W. HUDSON, age 59, joined the Company as a director in June 1998. Since May 1998, Mr. Hudson has served as Vice Chairman, Secretary and a director of Republic Services, Inc. ("Republic Services"), a leading provider of non-hazardous solid waste collection services. Mr. Hudson has served as a director of AutoNation, Inc., formerly known as Republic Industries, Inc., ("AutoNation"), which owns the nation's largest chain of franchised automotive dealerships, since August 1995 and as Vice Chairman of AutoNation since October 1996. He served as Chairman of AutoNation's Solid Waste Group from October 1996 until July 1998. From August 1995 until October 1996, Mr. Hudson served as President of AutoNation. From 1983 until August 1995, Mr. Hudson served as Chairman of the Board, Chief Executive Officer and President of Hudson Management, a solid waste collection company that he founded, which AutoNation acquired in August 1995. From 1964 to 1982, Mr. Hudson served as Vice President of Waste Management of Florida, Inc., a subsidiary of Waste Management, Inc. and its predecessor ("Waste Management"), the world's largest integrated solid waste services company. Mr. Hudson also serves as a director of Boca Resorts, Inc. ("Boca Resorts"), formerly known as Florida Panthers Holdings, Inc., an owner and operator of luxury resort hotels.

     H. WAYNE HUIZENGA, age 64, joined the Company as a director in June 1998. Since May 1998, Mr. Huizenga has served as Chairman of the Board of Republic Services. From May 1998 until December 1998, Mr. Huizenga also served as the Chief Executive Officer of Republic Services. Mr. Huizenga has also served as Chairman of AutoNation since August 1995. From August 1995 to September 1999, Mr. Huizenga served as Chief Executive Officer or Co-Chief Executive Officer of AutoNation. Since September 1996, Mr. Huizenga has served as Chairman of Boca Resorts. Since January 1995, Mr. Huizenga has served as Chairman of Extended Stay America, Inc., an operator of extended stay lodging facilities. Since June 2000, Mr. Huizenga has served as a director of ANC Rental Corporation, which owns and operates Alamo Rent-A-Car and National Car Rental. Since May 2000, Mr. Huizenga has been Vice Chairman of Zixit Corporation, which develops and markets products and services that enhance privacy, security and convenience over the internet. From September 1994 until October 1995, Mr. Huizenga served as a Vice Chairman of Viacom Inc., a diversified entertainment and communications company. During this period, Mr. Huizenga also served as the Chairman of Blockbuster Entertainment Group, a division of Viacom. From April 1987 through September 1995, Mr. Huizenga served as the Chairman of the Board and Chief Executive Officer of Blockbuster Entertainment Corporation ("Blockbuster"), during which time he helped build Blockbuster from a 19-store chain into the world's largest video rental company. In September 1994, Blockbuster merged into Viacom. In 1971, Mr. Huizenga co-founded Waste Management, which he helped build into the world's largest integrated solid waste services company, and he served in various capacities, including President, Chief Operating Officer and a director, from its inception until 1984. Mr. Huizenga also owns the Miami Dolphins and Pro Player Stadium, in South Florida.

     M. STEVEN LANGMAN, age 40, joined the Company as a director in August 2000. In 1996, Mr. Langman founded and since that time has served as Managing Director of Rhone Group LLC, a private merchant banking firm with offices in New York, Paris and London. Prior to joining Rhone, Mr. Langman was Managing Director of Lazard Freres & Co. LLC where he specialized in mergers and acquisitions working in both London and New York. Mr. Langman joined Lazard in 1987. Before joining Lazard, he worked in the mergers and acquisition department of Goldman, Sachs & Co. Mr. Langman currently serves on the board of directors of Dreyer's Grand Ice Cream, Inc. as well as the boards of several private companies controlled by Rhone Capital LLC, a private equity fund affiliated with Rhone Group LLC.

EXECUTIVE OFFICERS

     Set forth below is biographical information for each of the Named Executive Officers (as defined below).

     JAMES L. KIRK, age 51, was a co-founder of the Company and served as the Chairman of the Board of the Company from August 1997 to February 2002 and as Chief Executive Officer of the Company from April 1998 to February 2002. Mr. Kirk also served as President of the Company from April 1998 until October 1998. From 1985 to February 1998, Mr. Kirk was Chairman of the Board, President and Chief Executive Officer of OHM Corporation ("OHM"), a leading environmental construction company.

     JOSEPH H. IZHAKOFF, age 36, joined the Company as Vice President and General Counsel in September 1998. Commencing October 1998, Mr. Izhakoff also began serving as Secretary. Prior to joining the Company, Mr. Izhakoff was an attorney at Akerman, Senterfitt & Eidson, P.A. since August 1995, most recently as a shareholder of the firm, where his practice focused on corporate finance and mergers and acquisitions.

     PHILIP V. PETROCELLI, age 43, was appointed President and Chief Executive Officer in February 2002. He joined the Company as Executive Vice President in February 1998. From August 1993 to February 1998, Mr. Petrocelli was Vice President -- Western Region of OHM. Before joining OHM, Mr. Petrocelli was a Regional Director and acting Vice President -- Analytical Labs with IT Corporation, a provider of engineering services, since September 1988.

     EZRA SHASHOUA, age 47, joined the Company as Executive Vice President and Chief Financial Officer in January 2001. Previously, Mr. Shashoua worked at 7-Eleven, Inc., a national convenience store chain, in Dallas, Texas, where he served in various capacities of increasing responsibility from 1982 to January 2001, most recently as Vice President and Chief Financial Officer. Prior to joining 7-Eleven, Mr. Shashoua was an attorney at Sonnenschein, Nath and Rosenthal in Chicago, Illinois.

     GERALD W.B. WEBER, age 50, served as the Company's Executive Vice President of Operations from September 2000 to May 2002. From September 1998 to September 2000, Mr. Weber was Chief Operating Officer and served on the board of directors of CarSpa, Inc., a provider of specialized car services. Prior to joining CarSpa, Mr. Weber served as Senior Vice President of AutoNation from 1995 to December 1997. From 1994 to 1995, Mr. Weber was President of the music division of Viacom and from 1987 to 1994 he served as the Senior Vice President of the video division of Viacom.

COMPENSATION OF DIRECTORS

     Directors are reimbursed for their reasonable expenses incurred in connection with their attendance at Board and Committee meetings. In addition, until March, 2002, non-employee directors of the Company received grants of stock options under the Company's 1998 Stock Option Plan (the "1998 Plan"). The 1998 Plan provided for an automatic grant of options to purchase 50,000 shares of NationsRent common stock when a non-employee director joined the Board. Additional automatic grants of options to purchase 10,000 shares of NationsRent common stock were made at the beginning of each year to non-employee directors continuing to serve on the Board. These options were fully vested and immediately exercisable on the grant date, and remain exercisable for a term of ten years from the date of grant as long as the optionee continues to serve on the Board. The exercise price per share was set at the closing price of NationsRent's common stock on the date immediately prior to the grant date. In order to retain the services of non-employee directors, the Company determined that in lieu of future grants under the 1998 Plan, non-employee directors would receive cash payments for service on the Board. As of January 1, 2002, future grants of options to non-employee directors under the 1998 Plan were suspended. Non-employee directors now receive $2,500 for each in person Board meeting, $1,500 for each telephonic meeting and $1,000 per Committee meeting, whether in person or telephonic.

     In February 2002, Mr. Bruinooge was elected the non-executive Chairman of the Board in connection with the Chapter 11 Cases. As compensation for his increased services to the Company, Mr. Bruinooge will receive $25,000 per month, plus reasonable out of pocket costs and expenses, for as long as he serves in such capacity.

COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

     Section 16(a) of the Securities Exchange Act of 1934, as amended, requires officers and directors, and persons who own more than ten percent of a registered class of the Company's equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission (the "SEC"). Officers, directors and greater than ten-percent stockholders are required by the SEC regulations to furnish the Company with copies of all
Section 16(a) reports they file.

     Based solely upon review of the copies of such reports furnished to the Company and written representations from certain executive officers and directors that no other such reports were required, the Company believes that during fiscal year ended December 31, 2001, all Section 16(a) filing requirements applicable to its officers, directors and greater than ten-percent beneficial owners were complied with on a timely basis.

ITEM 11.  EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

    The following table sets forth the annual base salaries and other compensation that the Company paid for, and stock options granted during, the fiscal years ended December 31, 1999, 2000 and 2001 to the persons listed below, who were serving as executive officers as of December 31, 2001 (the "Named Executive Officers"):

                                                                                                      LONG-TERM
                                                                                                     COMPENSATION
                                                                 ANNUAL COMPENSATION ($)          ------------------
                                                  FISCAL    ---------------------------------         SECURITIES
NAME AND PRINCIPAL POSITION                        YEAR     SALARY        BONUS       OTHER       UNDERLYING OPTIONS
---------------------------                       ------    -------     ---------   ---------     ------------------
James L. Kirk...................................   2001     278,847            --   2,245,015(2)       500,000(3)
  Chairman of the Board                            2000     251,085            --      32,022(4)       700,000(3)
  and Chief Executive Officer(1)                   1999     250,000            --     112,269(5)       300,000(3)
Gerald W.B. Weber...............................   2001     309,616            --          --          250,000(3)
  Executive Vice President                         2000      98,077            --          --          325,000(3)
  of Operations(6)
Philip V. Petrocelli............................   2001     309,616            --          --          250,000(8)
  Executive Vice President(7)                      2000     301,816            --       1,912(4)       350,000(9)
                                                   1999     257,693        60,000      28,236(10)      175,000(11)
Joseph H. Izhakoff..............................   2001     279,808            --          --          200,000(8)
  Vice President, Secretary and                    2000     257,842            --          --          250,000(9)
  General Counsel                                  1999     190,859        50,000          --           65,000(11)
Ezra Shashoua...................................   2001     271,154            --     135,188(10)      450,000(13)
  Executive Vice President and
  Chief Financial Officer(12)

---------------

 (1) Mr. Kirk served as Chairman and Chief Executive Officer from August 1997 to February 2002. Mr. Kirk and the Company entered into an Executive Transition Agreement on December 14, 2001. Pursuant to the agreement, Mr. Kirk agreed to resign all of his director and officer positions with the Company and its subsidiaries on the earlier of (i) 60 days after the date of the agreement or (ii) the date the Company appoints a new or interim chief executive officer. The agreement provided for a severance payment to Mr. Kirk of $2,000,000, of which $1,000,000 was paid in cash on the date of the agreement. The remainder of the severance payment was in the form of a promissory note (backed by a letter of credit) which became due and payable on February 11, 2002, the date of Mr. Kirk's resignation. The agreement provides Mr. Kirk with health and medical benefits similar to those offered to NationsRent's executive officers for a period of one year from his resignation date. The Company also agreed to name Mr. Kirk as an insured under its tail Director and Officer policies for liability related to his service as a director or officer of the Company, and will maintain such coverage through February 11, 2005. The agreement also required Mr. Kirk to execute a release in favor of the Company and its Directors and Officers in connection with his separation from the Company. The Company deposited a retainer of $175,000 to Mr. Kirk's counsel for coverage of Mr. Kirk's costs and expenses in connection with the negotiation, documentation and defense of his Executive Transition Agreement. Any unused portion of the retainer will be returned to the Company on the later of (i) December 17, 2004 or
     (ii) the date on which any action challenging the Executive Transition Agreement is resolved.
 (2) Consist of (a) $70,015 of personal use of the Company's aircraft calculated under applicable IRS formula (Board policy expressly directs that certain executive officers use the Company's corporate aircraft for business and personal travel for safety and efficiency purposes and that personal aircraft use be reported as compensation), (b) $2,000,000 in severance payments paid pursuant to Mr. Kirk's Executive Transition Agreement; and
     (c) $175,000 deposited as a retainer with Mr. Kirk's counsel for costs and expenses incurred in connection with the Executive Transition Agreement.
 (3) Since the executive is no longer employed by the Company, these options have expired in accordance with their terms.
 (4) Consists of personal use of the Company's aircraft calculated under applicable IRS formula.
 (5) Consists of relocation expenses of $71,774 and personal use of the Company's aircraft of $40,495.
 (6) Mr. Weber served as Executive Vice President of Operations from September 2000 to May 2002.
 (7) Mr. Petrocelli was appointed President and Chief Executive Officer of the Company in February 2002.
 (8) These options have an exercise price of $0.45 per share and vest in a four-year period at the rate of 25% per year commencing in May 2002. These options become immediately exercisable upon a change of control of the Company (as defined in the 1998 Stock Option Plan).
 (9) One-half of these options have an exercise price of $4.625 and vest over a four-year period at a rate of 25% per year commencing in March 2001, and one-half of these options have an exercise price of $1.6875 and vest over a four-year period at a rate of 25% per year commencing in November 2001. These options become immediately exercisable upon a change of control of the Company (as defined in the 1998 Stock Option Plan).
(10) Consists of relocation expenses.
(11) These options have an exercise price of $5.5625 per share and vest over a four-year period at the rate of 25% per year commencing in June 2000. These options become immediately exercisable upon a change of control of the Company (as defined in the 1998 Stock Option Plan).
(12) Mr. Shashoua joined the Company in January 2001.
(13) 200,000 of these options have an exercise price of $1.75 per share and vest over a four-year period at the rate of 25% per year commencing in January 2002 and 250,000 of these options have an exercise price of $0.45 per share and vest over a four-year period at the rate of 25% per year commencing in May 2002. These options become immediately exercisable upon a change of control of the Company (as defined in the 1998 Stock Option Plan).

OPTION GRANTS IN LAST FISCAL YEAR

     The following table sets forth certain information concerning grants of stock options made to the Named Executive Officers during the fiscal year ended December 31, 2001.

                                                                                                       POTENTIAL REALIZABLE VALUE
                                           NUMBER OF      % OF TOTAL                                    AT ASSUMED ANNUAL RATES
                                           SECURITIES      OPTIONS                                           OF STOCK PRICE
                                           UNDERLYING     GRANTED TO                                       APPRECIATION($)(2)
                                            OPTIONS      EMPLOYEES IN       EXERCISE       EXPIRATION  --------------------------
                  NAME                      GRANTED     FISCAL YEAR(1)   PRICE ($/SHARE)      DATE         5%             10%
                  ----                     ----------   --------------   ---------------   ----------  ----------      ----------
James L. Kirk(3).........................   500,000          16.5            $ 0.45        05/01/11     $141,501        $358,592
Gerald W.B. Weber(3).....................   250,000          8.25            $ 0.45        05/01/11     $ 70,751        $179,296
Philip V. Petrocelli.....................   250,000          8.25            $ 0.45        05/01/11     $ 70,751        $179,296
Joseph H. Izhakoff.......................   200,000           6.6            $ 0.45        05/01/11     $ 56,601        $143,437
Ezra Shashoua............................   200,000           6.6            $ 1.75        01/29/11     $220,113        $557,810
                                            250,000          8.25            $ 0.45        05/01/11     $ 70,751        $179,296

---------------

(1) Based on an aggregate of 3,030,000 options granted to all employees during the fiscal year ended December 31, 2001.
(2) These amounts represent assumed rates of appreciation in the price of the Company's common stock during the term of the options in accordance with rates specified in applicable federal securities regulations, and do not represent the Company's estimate or projection of the price of the Company's common stock in the future. Actual gains, if any, on stock option exercises depend on the actual future price of common stock and the continued employment of the option holders throughout the vesting period. Accordingly, the potential realizable values set forth in this table may not be achieved.
(3) Since the executive is no longer employed by the Company, these options expired in accordance with their terms.

OPTIONS EXERCISED IN LAST FISCAL YEAR AND FISCAL YEAR END OPTION VALUES

     The following table sets forth certain information regarding the options exercised by the Named Executive Officers during the fiscal year ended 2001 and the value of options outstanding for such individuals at December 31, 2001.

                                                           NUMBER OF SECURITIES
                                                          UNDERLYING UNEXERCISED      VALUE OF UNEXERCISED IN-THE-
                                                                OPTIONS AT                  MONEY OPTIONS AT
                                 SHARES                      DECEMBER 31, 2001          DECEMBER 31, 2001 ($)(1)
                                ACQUIRED      VALUE     ---------------------------   ----------------------------
            NAME               ON EXERCISE   REALIZED   EXERCISABLE   UNEXERCISABLE   EXERCISABLE    UNEXERCISABLE
            ----               -----------   --------   -----------   -------------   -----------    -------------
James L. Kirk................        --          --       512,500       1,237,500           --              --
Gerald W.B. Weber............        --          --        81,250         493,750           --              --
Philip V. Petrocelli.........        --          --       434,854         686,618           --              --
Joseph H. Izhakoff...........        --          --       207,500         457,500           --              --
Ezra Shashoua................        --          --            --         450,000           --              --

---------------

(1) Based on the difference between the closing price of Common Stock on the OTCBB on December 31, 2001 of $0.09 per share and the exercise price.

1998 STOCK OPTION PLAN

     The Board of Directors and stockholders adopted the 1998 Plan effective August 6, 1998. Pursuant to the 1998 Plan, as amended, options to acquire a maximum of 12,000,000 shares of common stock may be granted to employees, directors (including employee and non-employee directors) and certain independent contractors and consultants of the Company or any Subsidiary (as defined therein). As of March 27, 2002, there were outstanding options to purchase 9,053,792 shares at exercise prices ranging from $8.00 per share to $0.16 per share granted under the 1998 Plan, 3,004,745 of which were immediately exercisable at that time.

     The Compensation Committee administers the 1998 Plan. The Compensation Committee determines which persons will receive options and the number of options to be granted to such persons. The 1998 Stock Option Plan also provides for annual mandatory grants of options to non-employee directors, which were suspended as of January 1, 2002. See "-- Compensation of Directors." The Board of Directors or the Compensation Committee, as the case may be, makes all determinations that it may deem necessary or advisable for the administration of the 1998 Plan.

     Pursuant to the 1998 Plan, the Company may grant Incentive Stock Options ("ISOs") as defined in Section 422 of the Internal Revenue Code of 1986, as amended (the "Code"), and Non-Qualified Stock Options ("NQSOs"), not intended to qualify under Section 422 of the Code. The price at which the common stock may be purchased upon the exercise of options granted under the 1998 Stock Option Plan is not less than the per share fair market value of the Common Stock on the date the particular options are granted. Options granted under the 1998 Plan may have maximum terms of not more than ten years and are not transferable, except by will or the laws of descent and distribution.

     Generally, options granted under the 1998 Plan terminate upon the date the person to whom such options were granted is no longer employed or retained by the Company or serving on our Board of Directors other than by reason of death or disability. However, if any of the options granted under the 1998 Plan had vested by such date, then the person to whom such options were granted has five business days during which he or she may exercise any vested options, provided such person was not terminated by the Company for cause.

     Options granted pursuant to the 1998 Plan, unless otherwise determined by the Board of Directors, vest over a four-year period at the rate of 25.0% per year commencing on the first anniversary of the date of grant. These options become immediately exercisable upon a change in control of the Company. A "change in control" of the Company is deemed to occur when any person becomes the beneficial owner of or acquires more than 50.0% of the total combined voting power with respect to the election of directors of the Company's issued and outstanding capital stock.

     ISOs granted under the 1998 Plan are subject to the restriction that the aggregate fair market value (determined as of the date of grant) of options which first become exercisable in any calendar year cannot exceed $100,000.

     In 2001 the Company granted 3,030,000 options to purchase shares of the Company's common stock under the 1998 Plan.

CERTAIN OTHER STOCK OPTIONS

     Certain of the Company's executive officers and other employees were granted stock options to purchase shares of the Company's common stock prior to the adoption of the 1998 Plan. As of December 31, 2001, there were outstanding options, granted prior to the adoption of the plan, to purchase 883,367 shares at exercise prices ranging from $2.96 per share to $6.67 per share of which 673,075 were exercisable at that time. These options vest over a four-year period at the rate of 25.0% per year commencing on the first anniversary of the date of grant. Also, these options become immediately exercisable upon a change in control of the Company. A "change in control" of the Company is deemed to occur when any person becomes the beneficial owner of or acquires voting control with respect to more than 50.0% of the Common Stock or any person has the ability to elect or to cause the election of directors consisting at the time of such election of a majority of the Board.

401(K) PLAN AND OTHER BENEFITS

     The Company's 401(k) Retirement Savings Plan (the "401(k) Plan") provides retirement and other benefits to its employees and permits employees a means to save for their retirement. The Company may, at its discretion, make matching contributions under the 401(k) Plan. The 401(k) Plan is intended to be a tax-qualified plan under Section 401(a) of the Code. The Company also provides welfare benefits to its employees, including health, life and disability. The Company's executive officers participate in these plans, however the benefits do not exceed 10.0% of their respective salaries.

KEY EMPLOYEE RETENTION AND SEVERANCE PLANS

     In January 2002, the Bankruptcy Court approved our key employee retention and severance plans.

     Retention Plan

     Under the retention plan, certain of our key employees, including the Named Executive Officers, are eligible for a retention bonus. The key employees are classified into different bands based on their level of responsibility and role within NationsRent. The amount of retention bonuses is based on a key employee's band and base salary at the time the bonus is determined. Key employees below a certain band are eligible for a retention bonus at the discretion of the Company payable in one or more installments so long as they remain with the Company for a specified period of time. Key employees above a certain band, including the Named Executive Officers, are eligible for a retention bonus only upon Emergence (as defined in the plan), subject to approval of the allocations of such amounts by the Company's permanent president and chief executive officer and the Board of Directors. In order to receive payment of a retention bonus, the key employee must be employed in good standing on the due date of the payment or have been discharged without cause (as defined in the plan), died, become disabled, or have resigned with good reason (as defined in the plan) within 180 days prior to the due date for the payment.

     Severance Plan

     Under the severance plan, certain of our key employees, including the Named Executive Officers, are eligible for a lump sum severance payment and continuance of employee benefits, including continuing coverage under NationsRent's directors and officers insurance policies if applicable, in the event of an employment loss. Employment loss is defined as a termination of the key employee's employment without cause (as defined in the plan) or a termination initiated by the key employee with good reason (as defined in the plan). The lump sum severance payment is equal to the key employee's monthly base salary in effect at the time of the employment loss multiplied by a severance award factor. If a key employee becomes eligible to receive payments and benefits under the severance plan and any other severance plan of the Company, the key employee may only receive the greater of the two payments and benefits. In order to receive the payment and benefits under the plan, at the time of the eligible employment loss the key employee must execute a general release releasing NationsRent and its affiliates from certain claims arising in connection with his or her employment or separation from NationsRent. Pursuant to the severance plan, the Named Executive Officers are eligible to receive severance payments equal to 18 months of their base salary in effect at the time of employment loss.

     Change in Control Severance Agreements

     In January 2001, the Company entered into change in control severance agreements with each of the Named Executive Officers. However, pursuant to the terms of the key employee severance plan described above, the Named Executive Officers waived all rights they had under the change of control severance agreements as a condition precedent to participation in the new key employee severance plan. In addition, Mr. Kirk's change in control severance agreement was terminated in connection with his Executive Transition Agreement.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

     No member of the Compensation Committee was an officer or employee of the Company or of any of its subsidiaries during the prior year or was formerly an officer of the Company or of any of its subsidiaries. During the last fiscal year, none of the executive officers of the Company have served on the board of directors or compensation committee of any other entity, any of whose officers served either on the Board of the Company or on the Compensation Committee of the Company.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth, as of April 30, 2002, information with respect to the beneficial ownership of the Common Stock by (1) each Named Executive Officer in the summary compensation table, (2) each of the Company's directors, (3) all of the Company's directors and executive officers as a group, and (4) each person the Company believes beneficially owns more than 5% of the outstanding shares of Common Stock, based upon such person's filings with the SEC. Unless otherwise indicated, each such stockholder has sole voting and investment power with respect to the shares beneficially owned by such stockholder. Percentages of shares beneficially owned are based upon 57,359,437 shares of Common Stock outstanding as of April 30, 2001 plus for each person named below any shares of Common Stock that may be acquired by such person within 60 days of such date upon exercise of outstanding options or other rights.

                                                               NUMBER OF SHARES       PERCENT OF
NAME                                                          BENEFICIALLY OWNED     COMMON STOCK
----                                                          ------------------     ------------
Executive Officers And Directors
James L. Kirk...............................................       2,983,272(1)          5.20%
Gerald W.B. Weber...........................................              --                *
Joseph H. Izhakoff..........................................         238,750(2)             *
Ezra Shashoua...............................................          50,000(3)             *
Philip V. Petrocelli........................................         602,380(4)             *
Thomas H. Bruinooge.........................................         117,092(5)             *
Ivan W. Gorr................................................          75,700(6)             *
Harris W. Hudson............................................       1,043,650(7)           1.8%
H. Wayne Huizenga...........................................          80,000(8)             *
M. Steven Langman...........................................          95,492(9)             *
All executive officers and directors as a group (12
  persons)..................................................       5,513,497(10)         9.39%
Stockholders of Five Percent or More
Investcorp S.A..............................................      20,131,313(11)         26.4%
  6 Rue Adolph Fischer
  L-1520 Luxembourg
Daniel J. Breedan...........................................      18,106,764            31.56%
  450 East Las Olas Boulevard
  Ft. Lauderdale, Florida 33301
DB Capital Investors, L.P...................................       9,233,716(12)         13.9%
  130 Liberty Street, 25th Floor
  New York, New York 10006
J.P. Morgan Capital Corporation.............................       9,233,716(13)         13.9%
  60 Wall Street, 14th Floor
  New York, New York 10260
Don R. O'Neal...............................................       5,019,531(14)          8.7%
  5310 Normandy
  Colleyville, TX 76034

---------------

   * Less than 1%
 (1) Consists of shares held by Kirk Holdings Limited Partnership, a Nevada limited partnership controlled by Mr. Kirk. Mr. Kirk served as Chairman and Chief Executive Officer of the Company until February 2002.
 (2) Consists of 238,750 shares issuable upon exercise of options.
 (3) Consists of 50,000 shares issuable upon exercise of options.
 (4) Consists of (a) 123,776 shares and (b) 478,604 shares issuable upon exercise of options.
 (5) Consists of (a) 37,092 shares and (b) 80,000 shares issuable upon exercise of options.
 (6) Consists of (a) 5,700 shares and (b) 70,000 shares issuable upon exercise of options.
 (7) Consists of (a) 713,650 shares held directly by Mr. Hudson, (b) 250,000 shares owned by Mr. Hudson's spouse, as to which Mr. Hudson disclaims beneficial ownership and (c) 80,000 shares issuable upon exercise of options.
 (8) Consists of 80,000 shares issuable upon exercise of options.

 (9) Consists of (a) 35,492 shares and (b) 60,000 shares issuable upon exercise of options.
(10) Includes an aggregate of 1,327,423 shares issuable upon exercise of options held by certain executive officers and directors.
(11) Investcorp S.A. does not directly own any shares of Common Stock or Preferred Stock. The number of shares of Common Stock shown as owned by Investcorp S.A. includes (a) 3,000,000 shares of Common Stock issuable upon conversion of 21,000 shares of Series A Preferred Stock held by Investcorp NationsRent Limited Partnership, a Cayman Islands limited partnership in which Investcorp owns a majority economic ownership interest and is the sole general partner, (b) 11,285,714 shares of Common Stock issuable upon conversion of 79,000 shares of Series A Preferred Stock held by NR Holdings Limited (which represents beneficial ownership by NR Holdings Limited of approximately 16.4% of the outstanding Common Stock calculated in accordance with Rule 13d-3 under the Exchange Act), (c) 4,444,444 shares of Common Stock issuable upon conversion of 20,000 shares of Series B Preferred Stock held by NR2 Holdings Limited (which represents beneficial ownership by NR2 Holdings Limited of approximately 7.1% of the outstanding Common Stock calculated in accordance with Rule 13d-3 under the Exchange
     Act), and (d) 1,401,155 shares of Common Stock held by REF Equity Limited. Investcorp S.A. may be deemed to share beneficial ownership of the shares held by NR Holdings Limited, NR2 Holdings Limited and REF Equity Limited because such entities, the holders of their voting securities or their principals have entered into revocable management services or similar agreements with an affiliate of Investcorp S.A. pursuant to which each such person or entity indirectly has granted such affiliate of Investcorp S.A. the authority to direct the voting of the voting securities of NR Holdings, NR2 Holdings and/or REF Equity Limited for so long as such agreement is in effect. Sipco Limited, a passive holding company entity without operations or employees, may be deemed to be the beneficial owner of the shares of Common Stock beneficially owned by Investcorp S.A. because Sipco Limited may be deemed to control Investcorp S.A. through its ownership of a majority of the stock of a company which indirectly owns a majority of the outstanding stock of Investcorp.
(12) Consists of (a) 8,888,889 shares of Common Stock issuable upon conversion of 40,000 shares of Series B Preferred Stock and (b) 344,828 shares of Common Stock. DB Capital Investors, L.P. shares beneficial ownership of such shares with Taunus Corporation, DB Capital Partners, Inc. and DB Capital Partners, L.P. DB Capital Investors is an indirect wholly-owned subsidiary of Taunus Corporation. DB Capital Partners, L.P. is the general partner of DB Capital Investors and DB Capital Partners, Inc. is the general partner of DB Capital Partners, L.P.
(13) Consists of (a) 6,666,667 shares of Common Stock issuable upon conversion of 30,000 shares of Series B Preferred Stock owned by J.P. Morgan Capital Corporation, (b) 2,222,222 shares of Common Stock issuable upon conversion of 10,000 shares of Series B Preferred Stock held by Sixty Wall Street Fund, L.P., an affiliate of J.P. Morgan, and (c) 344,828 shares of Common Stock owned by J.P. Morgan Capital Corporation. J.P. Morgan and Sixty Wall Street share beneficial ownership of each of their respective shares with J.P. Morgan Chase & Co. (formerly J.P. Morgan & Co. Incorporated). J.P. Morgan Capital Corporation is an indirect wholly-owned subsidiary of J.P. Morgan Chase & Co. Sixty Wall Street Corporation, which is the general partner of Sixty Wall Street Fund, is an indirect wholly-owned subsidiary of J.P. Morgan Chase & Co.
(14) Consists of (a) 775,180 shares of Common Stock owned by Mr. O'Neal's spouse, as to which Mr. O'Neal disclaims beneficial ownership, (b) 2,452,564 shares of Common Stock held by the 1997 Ray L. O'Neal and Ellen
     M. O'Neal irrevocable trust for Don R. O'Neal of which Mr. O'Neal is a trustee, and (c) 1,791,787 shares of Common Stock owned directly by Mr. O'Neal. Mr. O'Neal served as President of the Company from October 1998 until May 2000.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     As part of our Chapter 11 filing, the Debtors have the right, subject to Bankruptcy Court approval and other conditions, to assume or reject any prepetition executory contracts and unexpired leases. Parties affected by these rejections may file claims with the Bankruptcy Court. We can provide no assurance that after negotiations with various parties in interest, the terms of the agreements described herein will or will not be significantly revised or that any of these agreements will be assumed or rejected.

     The Company subleases certain office space from AutoNation in downtown Ft. Lauderdale. The Company also leases certain data storage space from AutoNation. Lease payments for this space totaled $0.7 million for the year ended December 31, 2001. Messrs. Huizenga and Hudson serve as directors of AutoNation.

     The Company licenses the use of an executive suite from South Florida Stadium Corporation at Pro Player Stadium, a professional sports stadium in South Florida which is owned by Mr. Huizenga, pursuant to a seven year agreement which expires in 2005. Payments for such facility totaled $0.2 million for the year ended December 31, 2001.

     The Company has entered into certain contracts for building construction and freight services with Alvada Construction, Inc., and Alvada Trucking, Inc. entities controlled by the estate of Mr. Kirk's brother. Payments for such contracts totaled approximately $0.1 million for the year ended December 31, 2001. The Company purchased certain fabrication services from Findlay Machine and Tool, an entity controlled by Mr. Kirk's other brother. As of December 31, 2001, the aggregate amount paid for these services was $0.5 million.

     In connection with the recruiting and relocation of Ezra Shashoua, the Company's Executive Vice President and Chief Financial Officer, in January 2001 the Company loaned Mr. Shashoua $0.3 million, the principal and interest of which will be forgiven by the Company one-third a year commencing January 2002. The amount forgiven shall be reported as compensation to Mr. Shashoua.

     In December 2001, the Company entered into an Executive Transition Agreement with Mr. Kirk, which provides for severance payments aggregating $2.0 million and certain health, insurance and other benefits to Mr. Kirk through 2004. A complete description of this agreement is contained in footnote (1) to the Summary Compensation Table.

     The Company leases certain properties from TTG Properties, a general partnership controlled by Gary L. Gabriel, who served as a director of the Company until March 2001. Rental expense for such properties totaled $1.1 million for the year ended December 31, 2001. In addition, in connection with the acquisition of Sam's Equipment Rental, Inc. and Gabriel Trailer Manufacturing Company, Inc., the Company issued subordinated debt to Mr. Gabriel. Interest payments related to this debt totaled $0.1 million for the year ended December 31, 2001.

     With respect to transactions discussed in this section, no independent determination has been made as to the fairness or reasonableness of the terms thereof. The Company believes, however, based on its prior experience, that the terms of each transaction were as favorable to the Company as it could have obtained from an unaffiliated party.

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

     (b) Reports on Form 8-K

     The Company filed Current Reports on Form 8-K on November 21, 2001 relating to the New York Stock Exchange's suspension of trading of the Company's Common Stock on the Exchange and on December 20, 2001 relating to the Company's filing of a voluntary petition under Chapter 11 of Title II of the United States Code (the "Bankruptcy Code").

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

May 23, 2002
                                                    NATIONSRENT, INC.

                                          By: /s/ PHILIP V. PETROCELLI
                                            ------------------------------------
                                            Philip V. Petrocelli,
                                            President and Chief Executive
                                              Officer

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

                      SIGNATURE                                   TITLE                  DATE
                      ---------                                   -----                  ----

              /s/ PHILIP V. PETROCELLI                 President and Chief           May 23, 2002
-----------------------------------------------------  Executive Officer (Principal
                Philip V. Petrocelli                   Executive Officer)

                  /s/ EZRA SHASHOUA                    Executive Vice President and  May 23, 2002
-----------------------------------------------------  Chief Financial Officer
                    Ezra Shashoua                      (Principal Financial
                                                       Officer)

                 /s/ KRIS E. HANSEL                    Vice President and            May 23, 2002
-----------------------------------------------------  Controller (Principal
                   Kris E. Hansel                      Accounting Officer)

               /s/ THOMAS H. BRUINOOGE                 Director                      May 23, 2002
-----------------------------------------------------
                 Thomas H. Bruinooge

                  /s/ IVAN W. GORR                     Director                      May 23, 2002
-----------------------------------------------------
                    Ivan W. Gorr

                /s/ HARRIS W. HUDSON                   Director                      May 23, 2002
-----------------------------------------------------
                  Harris W. Hudson

                /s/ H. WAYNE HUIZENGA                  Director                      May 23, 2002
-----------------------------------------------------
                  H. Wayne Huizenga

                /s/ M. STEVEN LANGMAN                  Director                      May 23, 2002
-----------------------------------------------------
                  M. Steven Langman

                                 EXHIBIT INDEX

EXHIBIT
NUMBER                                 DESCRIPTION
-------                                -----------
  3.1     --   Amended and Restated Certificate of Incorporation of the
               Company.(2)
  3.2     --   Amended and Restated By-Laws of the Company.(1)
  3.3     --   Certificate of Designation for Series A Convertible
               Preferred Stock.(6)
  3.4     --   Certificate of Amendment to Certificate of Designation for
               Series A Convertible Preferred Stock.(5)
  3.5     --   Certificate of Designation for Series B Convertible
               Preferred Stock.(7)
  4.1     --   Unregistered 10 3/8% Global Senior Subordinated Notes due
               2008.(4)
  4.2     --   Registered 10 3/8% Senior Subordinated Notes due 2008.(4)
  4.3     --   Senior Subordinated Guarantee dated December 11, 1998, of
               the Guarantors as defined therein.(4)
  4.4     --   Indenture, dated December 11, 1998, by and among Company,
               the Guarantors and The Bank of New York.(4)
  4.5     --   Registration Rights Agreement, dated December 11, 1998, by and among the Company, the Guarantors and the Initial
               Purchasers as defined therein.(4)
  4.6     --   Fifth Amended and Restated Revolving Credit and Term Loan
               Agreement, dated as of August 2, 2000, by and among the
               Company, certain of its subsidiaries, Fleet National Bank
               (f/k/a BankBoston, N.A.) and the other lending institutions party thereto, Fleet National Bank, as administrative agent,
               Bankers Trust Company, as syndication agent, and Scotiabanc
               Inc., as documentation agent.(7)
  4.7     --   Second Amended Restated Security Agreement, dated as of
               August 2, 2000, between the Company, certain of its
               subsidiaries, and Fleet National Bank (f/k/a BankBoston,
               N.A.), as administrative agent.(7)
  4.8     --   First Amendment to the Fifth Amended and Restated Revolving
               Credit and Term Loan Agreement and to the Second Amended and
               Restated Security Agreement, dated as of March 14, 2001, by and among the Company, certain of its subsidiaries, Fleet
               National Bank (f/k/a BankBoston, N.A.) and the other lending institutions party thereto, Fleet National Bank, as
               administrative agent, Bankers Trust Company, as syndication agent, and Scotiabanc Inc., as documentation agent.(8)
  4.9     --   Second Amendment to the Fifth Amended and Restated Revolving
               Credit Agreement and Term Loan Agreement, dated as of August
               10, 2001, by and among the Company, certain of its
               subsidiaries, the lending institutions party thereto, Fleet
               National Bank (f/k/a BankBoston, N.A.), as administrative
               agent, Bankers Trust Company, as syndication agent, and The
               Bank of Nova Scotia, as documentation agent.(9)
  4.10*   --   Third Amendment to the Fifth Amended and Restated Revolving
               Credit and Term Loan Agreement, dated as of December 14,
               2001, by and among the Company, certain of its subsidiaries, the lending institutions party thereto, Fleet National Bank
               (f/k/a BankBoston, N.A.), as administrative agent, Bankers
               Trust Company, as syndication agent, and The Bank of Nova
               Scotia, as documentation agent.
  4.11*   --   Debtor In Possession Revolving Credit Agreement, dated as of
               December 18, 2001, among NationsRent, Inc. and its
               subsidiaries party thereto, as debtors and debtors in
               possession and as joint and several Borrowers, and the
               lending institutions referred to therein as Banks and Fleet
               National Bank, as administrative agent, syndication agent, swing lender, and issuing bank, and Fleet Securities, Inc.
               as lead arranger and book manager.
  4.12*   --   Security Agreement, dated as of December 18, 2001, among the
               Company, certain of its subsidiaries, and Fleet National
               Bank (f/k/a BankBoston, N.A.), as administrative agent.
  4.13*   --   First Amendment to Debtor In Possession Revolving Credit
               Agreement and to Security Agreement, dated as of January 31,
               2002, by and among the Company, certain of its subsidiaries, the financial institutions party thereto, Fleet National
               Bank (f/k/a BankBoston), N.A.), as administrative agent, and
               First Union National Bank, as syndication agent.

EXHIBIT
NUMBER                                 DESCRIPTION
-------                                -----------
 10.1     --   Stock Purchase Agreement, dated August 15, 1997, by and
               among the Company, Sam's and the shareholders of Sam's,
               together with Amendment Nos. 1-6.(1)
 10.2     --   Form of Unsecured Subordinated Promissory Note -- Sam's.(1)
 10.3     --   Form of Unsecured Convertible Promissory Note -- Sam's.(1)
 10.4     --   Form of Unsecured Contingent Convertible Subordinated
               Promissory Note -- Sam's.(1)
 10.5     --   Agreement, dated September 22, 1997, between the Company and
               Gary L. Gabriel.(1)
 10.6     --   Asset Purchase Agreement, dated December 8, 1997, by and
               among NationsRent of Ohio, Inc., R&R Rental, Inc. ("R&R")
               and the sole shareholder of R&R, together with an Amendment dated December 10, 1997.(1)
 10.7     --   Form of Unsecured Subordinated Promissory Note -- R&R.(1)
 10.8     --   Asset Purchase Agreement, dated December 8, 1997, as
               amended, among NationsRent of Indiana, Inc. and C&E Rental and Service, Inc. ("C&E"), together with an Amendment dated
               December 23, 1997.(1)
 10.9     --   Form of Unsecured Convertible Subordinated Promissory Note
               C&E.(1)
 10.10    --   Stock Purchase Agreement, dated December 20, 1997, as
               amended, among NationsRent of West Virginia, Inc., Titan,
               together with an Amendment dated December 31, 1997.(1)
 10.11    --   Form of Unsecured Convertible Subordinated Promissory
               Note -- Titan.(1)
 10.12    --   Stock Purchase Agreement, dated March 24, 1998, among the
               Company, Bode-Finn Limited Partnership ("Bode-Finn") and the
               shareholders of Bode-Finn, together with Amendment No. 1,
               dated April 6, 1998, and Amendment No. 2, dated April 17,
               1998.(1)
 10.13    --   Form of Unsecured Convertible Subordinated Promissory Note
               -- Bode-Finn.(1)
 10.14    --   Form of Warrant -- Bode-Finn.(1)
 10.15    --   Registration Rights Agreement, dated May 5, 1998, among the
               Company, Bode-Finn, and Raymond E. Mason Foundation.(1)
 10.16    --   Asset Purchase Agreement, dated March 25, 1998, among
               NationsRent of Indiana, Inc., RFL, Enterprises, Inc. and the
               sole shareholder of RFL Enterprises, Inc. ("RFL").(1)
 10.17    --   Asset Purchase Agreement, dated April 21, 1998, among
               NationsRent of Florida, Inc. and Naples Rent-All and Sales
               Company, Inc. ("Naples").(1)
 10.18    --   Form of Unsecured Convertible Subordinated Promissory
               Note -- Naples.(1)
 10.19    --   Stock Purchase Agreement, dated May 7, 1998, among the
               Company, Raymond Equipment Co. ("Raymond Equipment") and the
               shareholders of Raymond Equipment.(1)
 10.20    --   Form of Unsecured Subordinated Promissory Notes -- Raymond
               Equipment.(1)
 10.21    --   Form of Unsecured Convertible Subordinated Promissory
               Note -- Raymond Equipment.(1)
 10.22    --   Asset Purchase Agreement, dated May 14, 1998, among the
               Company and General Rental, Inc.(1)
 10.23    --   Stock Purchase Agreement, dated May 30, 1998, among the
               Company, J. Kelly Co., Inc. ("J. Kelly") and the
               shareholders of J. Kelly.(1)
 10.24    --   Form of Unsecured convertible Subordinated Promissory
               Note -- J. Kelly.(1)
 10.25    --   Form of Registration Rights Agreement among the Company and the shareholders of J. Kelly.(1)
 10.26    --   Asset Purchase Agreement, dated June 7, 1998, among the
               Company, Associated Rental Equipment Management Company,
               Inc. ("Associated") and the sole shareholder of
               Associated.(1)
 10.27    --   Form of Unsecured Convertible Subordinated Promissory
               Note -- Associated.(1)
 10.28    --   Form of Registration Rights Agreement -- Associated.(1)
 10.29    --   Form of Subscription Agreement, dated May 1998, between the
               Company and certain subscribers.(1)

EXHIBIT
NUMBER                                 DESCRIPTION
-------                                -----------
 10.30    --   NationsRent Third Amended and Restated 1998 Stock Option
               Plan.(9)
 10.31    --   Form of Stock Option Agreement.(1)
 10.32    --   Amended and Restated Purchase Agreement, dated as of
               September 9, 1998, by and among NationsRent, Inc., Ray L.
               O'Neal, Inc., Arenco, L.L.C., Don R. O'Neal, Elizabeth M.
               O'Neal and the O'Neal Revocable Trust dated December 29,
               1987.(3)
 10.33    --   Unsecured Convertible Subordinated Promissory Note, dated as of October 23, 1998, from the Company to Ray L. O'Neal,
               Inc.(3)
 10.34    --   Executive Transition Agreement, dated as of December 14,
               2001, by and between the Company and James L. Kirk.
 10.35    --   Preferred Stock Purchase Agreement, dated July 20, 1999, by and among the Company, NR Holdings Limited and NR
               Investments Limited.(6)
 10.36    --   Registration Rights Agreement, dated as of July 20, 1999, by and between the Company, NR Holdings Limited, NR Investments
               Limited, James L. Kirk and H. Wayne Huizenga.(6)
 10.37    --   Preferred Stock Purchase Agreement, dated August 2, 2000, by and among the Company, NR2 Holdings Limited, DB Capital
               Investors, L.P., J.P. Morgan Capital Corporation and Sixty
               Wall Street Fund, L.P.(7)
 10.38    --   Registration Rights Agreement, dated as of August 2, 2000, by and among the Company, NR2 Holdings Limited, DB Capital
               Investors, L.P., J.P. Morgan Capital Corporation, Sixty Wall
               Street Fund, L.P., James L. Kirk and H. Wayne Huizenga and
               holders of the Series A Convertible Preferred Stock.(7)
 10.39    --   Form of Change in Control Severance Agreement.(8)
 10.40*   --   Form of Key Employee Severance Benefit Plan.
 10.41*   --   Form of Key Employee Retention Bonus Plan.
 10.42*   --   Executive Transition Agreement dated as of December 14, 2001 by and between the Company and James L. Kirk.
99*       --   Letter to Securities and Exchange Commission, dated May 24,
               2002, regarding Temporary Note 3T.

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

                                                                    EXHIBIT 21.1

                                 NATIONSRENT, INC.
                                    SUBSIDIARIES
                               (AS OF APRIL 30, 2002)

     NRGP, Inc., a Delaware corporation

     NationsRent West, Inc., a Delaware corporation

     Logan Equipment Corp., a Delaware corporation

     NationsRent USA, Inc., a Delaware corporation

     NationsRent Transportation Services, Inc., a Delaware corporation

     NR Delaware, Inc., a Delaware corporation

     NationsRent of Texas, LP, a Delaware limited partnership

     NationsRent of Indiana, LP, a Delaware limited partnership

     NR Dealer, Inc., a Delaware corporation

     NR Franchise Company, a Delaware corporation

     BDK Equipment Company, Inc., a California corporation