Form 10-Q
period 2002-03-31
NATIONSRENT INC
filed 2002-07-24
CIK 1062515

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2002

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the transition period from                 to                .

Commission file number 001-14299

NATIONSRENT, INC.

(Debtor-In-Possession as of December 17, 2001)
(Exact name of registrant as specified in its charter)

Delaware (State or other Jurisdiction of Incorporation or Organization)	31-1570069 (I.R.S. Employer Identification No.)

450 East Las Olas Blvd., Fort Lauderdale, FL (Address of principal executive offices)	33301 (Zip Code)
(954) 760-6550
(Registrant’s telephone number, including area code)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☐     No ☒

      The number of shares of Common Stock, par value $0.01 per share, outstanding on June 30, 2002 was 57,364,437.

      This filing includes unreviewed financial statements in lieu of reviewed financial statements as the registrant elected not to have Arthur Andersen LLP review the interim condensed consolidated financial statements.

NATIONSRENT, INC.

INDEX TO QUARTERLY REPORT

ON FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2002

PART I

FINANCIAL INFORMATION

Page
Number

Item 1. Financial Statements
Consolidated Balance Sheets as of March 31, 2002 (Unaudited) and December 31, 2001	1
Unaudited Consolidated Statements of Operations for the Three Months Ended March 31, 2002 and 2001	2
Unaudited Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2002 and 2001	3
Notes to Unaudited Consolidated Financial Statements	4
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	14
Item 3. Quantitative and Qualitative Disclosures About Market Risk	23
PART II OTHER INFORMATION
Item 3. Defaults Upon Senior Securities	24
Item 6. Exhibits and Reports on Form 8-K	25
Signatures	28

      On July 1, 2002, NationsRent, Inc. (the “Company”) dismissed Arthur Andersen LLP as its independent public accountants. In accordance with Temporary Note 2T to Article 3 of Regulation S-X, the Company elected not to have Arthur Andersen LLP review the accompanying interim condensed consolidated financial statements and notes thereto (collectively, the “Financial Statements”). No auditor has reviewed nor reported that the Financial Statements present fairly, in all material respects, the financial position, results of operations and cash flows of the Company as of and for the quarter ended March 31, 2002, in accordance with accounting principles generally accepted in the United States.

      The Company has not yet finalized the engagement of a new independent public accounting firm to act as the Company’s auditors, but anticipates an engagement (subject to approval of the United States Bankruptcy Court for the District of Delaware) before filing its quarterly report for the quarter ended June 30, 2002. Upon the engagement of a new independent public accounting firm, the Financial Statements will be reviewed by the new independent accounting firm. Upon completion of the review, if there is a material change to the Financial Statements, the Company will amend this quarterly report to present the reviewed interim condensed consolidated financial statements and notes thereto and a discussion of any material changes from the Financial Statements and any other section of this quarterly report. If, upon completion of the review, there is not a material change to the Financial Statements, the Company will disclose that there are no material changes as a result of the review in the quarterly report for the quarter ended June 30, 2002.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

NATIONSRENT, INC.

(Debtor-In-Possession as of December 17, 2001)

CONSOLIDATED BALANCE SHEETS

(In Thousands, Except Share Data)

	March 31,	December 31,
	2002	2001

	(Unaudited)
ASSETS
Cash and cash equivalents	$45,576	$23,787
Accounts receivable, net	78,935	93,584
Inventories	20,776	20,801
Prepaid expenses and other assets	16,363	15,524
Deferred financing costs, net	15,669	15,696
Rental equipment, net	415,529	427,407
Property and equipment, net	87,934	90,717

Total Assets	$680,782	$687,516

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Liabilities Not Subject to Compromise:
Accounts payable	$10,481	$4,983
Accrued compensation and related taxes	7,146	4,770
Accrued expenses and other liabilities	32,916	16,150
Income taxes payable	93	100

Total liabilities not subject to compromise	50,636	26,003
Liabilities Subject to Compromise (Note 5)	1,162,784	1,163,144

Total liabilities	1,213,420	1,189,147

Commitments and Contingencies (Note 2)
Stockholders’ Deficit:
Preferred stock — $0.01 par value, 5,000,000 shares authorized:
Series A convertible, $100,000 liquidation preference, 100,000 shares issued and outstanding at March 31, 2002 and December 31, 2001, respectively	1	1
Series B convertible, $100,000 liquidation preference, 100,000 shares issued and outstanding at March 31, 2002 and December 31, 2001, respectively	1	1
Common stock — $0.01 par value, 250,000,000 shares authorized, 57,364,437 shares issued and outstanding at March 31, 2002 and December 31, 2001, respectively	584	584
Additional paid-in capital	471,172	471,172
Accumulated deficit	(1,001,516)	(970,509)
Treasury stock, at cost, 1,065,200 shares at March 31, 2002 and December 31, 2001, respectively	(2,880)	(2,880)

Total stockholders’ deficit	(532,638)	(501,631)

Total Liabilities and Stockholders’ Deficit	$680,782	$687,516

The accompanying notes are an integral part of these

consolidated financial statements.

NATIONSRENT, INC.

(Debtor-In-Possession as of December 17, 2001)

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

(In Thousands, Except Per Share Data)

	Three Months Ended
	March 31,

	2002	2001

Revenue:
Equipment rentals	$91,307	$109,294
Sales of equipment, merchandise, service, parts and supplies	7,331	39,492

Total revenue	98,638	148,786

Cost of revenue:
Cost of equipment rentals	51,462	50,285
Rental equipment depreciation and lease expense	32,294	26,981
Cost of sales of equipment, merchandise, service, parts and supplies	5,694	36,489

Total cost of revenue	89,450	113,755

Gross profit	9,188	35,031
Operating expenses:
Selling, general and administrative expenses	21,073	24,211
Restructuring charge	—	6,301
Non-rental equipment depreciation and amortization	3,346	8,167

Operating loss	(15,231)	(3,648)

Other (income)/expense:
Interest expense	12,612	33,045
Other, net	(55)	(525)

	12,557	32,520

Loss before reorganization items, benefit for income taxes and cumulative effect of change in accounting principle	(27,788)	(36,168)
Reorganization items, net	3,217	—

Loss before benefit for income taxes and cumulative effect of change in accounting principle	(31,005)	(36,168)
Benefit for income taxes	—	(10,146)

Loss before cumulative effect of change in accounting principle	(31,005)	(26,022)
Cumulative effect of change in accounting principle net of income tax benefit	—	1,359

Net loss	$(31,005)	$(27,381)

Net loss per share:
Basic	$(0.54)	$(0.48)

Diluted	$(0.54)	$(0.48)

Weighted average common shares outstanding:
Basic	57,364	57,361

Diluted	57,364	57,361

The accompanying notes are an integral part of these

consolidated financial statements.

NATIONSRENT, INC.

(Debtor-In-Possession as of December 17, 2001)

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

	Three Months Ended
	March 31,

	2002	2001

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(31,005)	$(27,381)
Adjustments to reconcile net loss to net cash provided by/(used in) operating activities:
Depreciation and amortization	17,962	20,247
Provision for allowance for doubtful accounts	1,370	1,189
Non-cash restructuring charge	—	6,301
Gain on sale of non-rental equipment	(5)	(104)
Gain on sale of rental equipment	(235)	(1,442)
Deferred income tax benefit	—	(11,200)
Changes in operating assets and liabilities:
Accounts receivable	13,279	10,977
Inventories	1,485	(95)
Prepaid expenses and other assets	(830)	3,463
Accounts payable	5,498	(34,846)
Accrued expenses and other liabilities	19,177	6,397
Liabilities subject to compromise	(360)	—
Income taxes payable	(7)	—

Net cash provided by/(used in) operating activities	26,329	(26,494)

CASH FLOWS FROM INVESTING ACTIVITIES, NET OF ACQUISITIONS:
Purchases of rental equipment	(5,512)	(3,797)
Purchases of property and equipment	(646)	(2,498)
Proceeds from sale of rental equipment	1,604	30,157
Proceeds from sale of non-rental equipment	14	935

Net cash (used in)/provided by investing activities	(4,540)	24,797

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from debt	—	9,586
Payment of deferred financing costs	—	(3,881)
Repayments of debt	—	(64,752)
Purchase of treasury stock	—	(205)

Net cash used in financing activities	—	(59,252)

Net increase/(decrease) in cash and cash equivalents	21,789	(60,949)
Cash and cash equivalents, beginning of period	23,787	67,813

Cash and cash equivalents, end of period	$45,576	$6,864

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$15,965	$17,418

Cash paid for income taxes	$3	$85

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Fixed assets acquired under financial obligations	$—	$2,469

The accompanying notes are an integral part of these

consolidated financial statements.

NATIONSRENT, INC.

(Debtor-In-Possession as of December 17, 2001)

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2002

Note 1 — Description of the Business

      NationsRent, Inc. together with its subsidiaries (the “Company” or the “Debtors”) was incorporated in the state of Delaware on August 14, 1997 for the purpose of creating a nationally branded network of equipment rental locations offering a broad selection of equipment primarily to the construction, industrial and homeowner segments of the equipment rental industry in the United States. The Company also sells used and new equipment, parts, merchandise and supplies, and provides maintenance and repair services.

Note 2 — Proceedings Under Chapter 11 of the Bankruptcy Code

      On December 17, 2001 (the “Petition Date”), the Debtors filed voluntary petitions for reorganization under chapter 11 of the United States Bankruptcy Code (the “Bankruptcy Code”) in the United States Bankruptcy Court for the District of Delaware (the “Bankruptcy Court”). The chapter 11 cases pending for the Debtors (the “Chapter 11 Cases”) are being jointly administered for procedural purposes.

      In conjunction with the commencement of the Chapter 11 Cases, the Debtors sought and obtained several orders from the Bankruptcy Court which were intended to enable the Debtors to continue to operate in the normal course of business during the Chapter 11 Cases, including orders to (i) permit the Debtors to operate their consolidated cash management system during the Chapter 11 Cases in substantially the same manner as it was operated prior to the commencement of the Chapter 11 Cases, (ii) authorize payment of prepetition employee salaries, wages, and benefits and reimbursement of prepetition employee business expenses, (iii) authorize payment of prepetition sales, payroll, and use taxes owed by the Debtors, (iv) authorize payment of certain prepetition obligations to customers, (v) continue workers’ compensation insurance programs and certain prepetition claims, premiums and related expenses, (vi) authorize payment of certain mechanics’ lien and freight charges, (vii) determine adequate assurance of payment for future utility services, (viii) authorize payment of installments under insurance premium finance agreements, (ix) authorize maintenance and continuation of insurance programs and related relief, and (x) authorize payment of certain other prepetition claims.

      The Debtors filed their proposed Joint Plan of Reorganization (the “Proposed Plan”) and related disclosure statement with the Bankruptcy Court in June 2002.

      The Bankruptcy Code provides that the Debtors have the exclusive right for certain specified periods during which only they may file and solicit acceptances of a plan of reorganization. The exclusive period of the Debtors to file a plan for reorganization, as extended, is set to expire in August 2002 and the exclusive period of the Debtors to solicit acceptance of a plan of reorganization, as extended, is set to expire in October 2002. Although the Debtors filed a plan of reorganization during this exclusive period, if the Debtors fail to obtain acceptance of such plan from the requisite impaired classes of creditors and equity holders during the exclusive solicitation period, any party in interest, including a creditor, an equity holder, a committee of creditors or equity holders, or an indenture trustee, may file their own plan of reorganization for the Debtors.

      The confirmation of a plan of reorganization is one of the Company’s primary objectives. After a plan of reorganization has been filed with the Bankruptcy Court and after the completion of negotiations with various parties in interest, the plan, along with a disclosure statement approved by the Bankruptcy Court, will be sent to all creditors and equity holders. Following the solicitation period, the Bankruptcy Court will consider whether to confirm the plan. In order to confirm a plan of reorganization, the Bankruptcy Court, among other things, is required to find that (i) with respect to each impaired class of creditors and equity holders, each holder in such class has accepted the plan or will, pursuant to the plan, receive at least as much as such holder would receive in a liquidation, (ii) each impaired class of creditors and equity holders has accepted the plan by the requisite vote (except as described in the following sentence), and (iii) confirmation of the plan is not

NATIONSRENT, INC.
(Debtor-In-Possession as of December 17, 2001)

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

likely to be followed by a liquidation or a need for further financial reorganization of the Debtors or any successors to the Debtors unless the plan proposes such liquidation or reorganization. If any impaired class of creditors or equity holders does not accept the plan and, assuming that all of the other requirements of the Bankruptcy Code are met, the proponent of the plan may invoke the “cram down” provisions of the Bankruptcy Code. Under these provisions, the Bankruptcy Court may confirm a plan notwithstanding the non-acceptance of the plan by an impaired class of creditors or equity holders if certain requirements of the Bankruptcy Code are met. These requirements may, among other things, necessitate payment in full for senior classes of creditors before payment to a junior class can be made. As a result of the amount of the Company’s prepetition indebtedness, financial performance and the availability of the “cram down” provisions under the Bankruptcy Code, management believes that the Company’s equity holders will not receive any value or distribution for their interests under a plan or plans of reorganization. The Proposed Plan filed by the Company in June 2002 does not provide for any value or distribution to equity holders or for any cash or debt distribution to holders of general unsecured claims.

      Under bankruptcy law, actions by creditors to collect prepetition indebtedness owed by the Debtors at the filing date, as well as most litigation pending against the Debtors, are stayed and other prepetition contractual obligations may not be enforced against the Debtors. In addition, the Debtors have the right, subject to Bankruptcy Court approval and other conditions, to assume or reject any prepetition executory contracts and unexpired leases. Parties affected by these rejections may file prepetition damage claims with the Bankruptcy Court. The Company has prepared and submitted the schedules setting forth the Debtors’ assets and liabilities as of the date of the petition as reflected in the Company’s accounting records. The amounts of claims filed by creditors could be significantly different from their recorded amounts. Due to material uncertainties, it is not possible to predict the length of time the Company will operate under chapter 11 protection, the outcome of the proceedings in general, whether the Company will continue to operate under the current organizational structure, or the effect of the proceedings on the Company’s business or the recovery by creditors and equity holders.

Note 3 — Accounting Policies

Basis of Presentation

      The accompanying unaudited interim consolidated financial statements have been prepared by the Company on a going concern basis, which contemplates continuity of operations, realization of assets, and payment of liabilities in the ordinary course of business, and do not reflect adjustments that might result if the Debtors are unable to continue as a going concern. The Debtors’ history of significant losses, the stockholders’ deficit of approximately $532,638,000 as of March 31, 2002 and their Chapter 11 Cases raise substantial doubt about the Debtors’ ability to continue as a going concern. Continuing as a going concern is dependent upon, among other things, the Debtors’ formulation of a plan or plans of reorganization acceptable to the Bankruptcy Court and creditors, the success of future business operations, and the generation of sufficient cash from operations and financing sources to meet the Company’s obligations. The consolidated financial statements do not reflect: (i) the realizable value of assets on a liquidation basis or their availability to satisfy liabilities; (ii) aggregate prepetition liability amounts that may be allowed for unrecorded claims or contingencies, or their status or priority; (iii) the effect of any changes to the Debtors’ capital structure or in the Debtors’ business operations as the result of an approved plan or plans of reorganization; or (iv) adjustments to the carrying value of assets or liability amounts that may be necessary as a result of actions by the Bankruptcy Court. Adjustments necessitated by a plan of reorganization could materially change the amounts reported in the accompanying unaudited interim consolidated financial statements.

      These statements have been prepared in accordance with the American Institute of Certified Public Accountants (“AICPA”) Statement of Position (“SOP”) 90-7, “Financial Reporting by Entities in

NATIONSRENT, INC.
(Debtor-In-Possession as of December 17, 2001)

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Reorganization under the Bankruptcy Code.” Pursuant to SOP 90-7, revenues and expenses, realized gains and losses and provisions for losses resulting from the reorganization of the business are to be reported in the unaudited interim consolidated statements of operations separately as reorganization items. Professional fees are expensed as incurred. Interest expense is reported only to the extent that it will be paid during the Chapter 11 Cases or that it is probable that it will be an allowed claim. Reorganization items are disclosed in the notes to unaudited consolidated financial statements. See “— Note 6 — Reorganization Items, Net.”

      The unaudited consolidated financial statements reflect all adjustments of a normal recurring nature which are, in the opinion of management, necessary for a fair presentation of financial results for the three months ended March 31, 2002 and 2001, in accordance with generally accepted accounting principles for interim financial reporting and pursuant to Article 10 of Regulation S-X. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. These unaudited interim consolidated financial statements should be read in conjunction with the consolidated financial statements for the year ended December 31, 2001 appearing in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission. Certain prior year balances have been reclassified to conform to the 2002 presentation. The results of operations for the three months ended March 31, 2002 are not necessarily indicative of the results which may be reported for the year ending December 31, 2002.

      The unaudited interim consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All material intercompany transactions and balances have been eliminated in consolidation. The comprehensive loss of the Company was equal to net loss for all periods presented.

Impact of Recently Issued Accounting Standards

      In June 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 141, “Business Combinations.” This pronouncement addresses financial accounting and reporting for business combinations and supercedes Accounting Principles Board Opinion (“APB”) No. 16, “Business Combinations” and SFAS No. 38, “Accounting for Preacquisition Contingencies of Purchased Enterprises.” All business combinations within the scope of SFAS No. 141 are to be accounted for under the purchase method. SFAS No. 141 is effective for business combinations occurring after June 30, 2001. The Company adopted the provisions of SFAS No. 141 as of the effective date. Adoption of the provisions of this pronouncement had no impact on the accompanying consolidated financial statements of the Company.

      In June 2001, the FASB issued SFAS No. 142, “Goodwill and Other Intangible Assets.” This pronouncement addresses financial accounting and reporting for intangible assets acquired individually or with a group of other assets. SFAS No. 142 also addresses financial accounting and reporting for goodwill and other intangible assets subsequent to their acquisition. With the adoption of SFAS No. 142, goodwill and certain other intangible assets are no longer subject to amortization. Instead, goodwill will be subject to at least an annual assessment for impairment in value by applying a fair value based test. Any applicable impairment loss is the amount, if any, by which the implied fair value of goodwill is less than the carrying or book value. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001. An impairment loss for goodwill arising from the initial application of SFAS No. 142 is to be reported as a cumulative effect of a change in accounting principle. The Company adopted the provisions of SFAS No. 142, as appropriate. The adoption did not have any impact on the Company’s consolidated financial statements as the Company’s entire goodwill balance was written-off as of December 31, 2001 as a result of the Company’s significant historical and

NATIONSRENT, INC.
(Debtor-In-Possession as of December 17, 2001)

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

projected cash flow losses and the uncertainty surrounding the Company’s ability to restructure its capital structure in a satisfactory manner under the Chapter 11 Cases.

      Actual results of operations for the three months ended March 31, 2002 and pro forma results of operations for the three months ended March 31, 2001 had we applied the non-amortization provisions of SFAS 142 in the period follow (in thousands):

	Three Months Ended
	March 31,

	2002	2001

Reported net loss	(31,005)	(27,381)
Add: Goodwill amortization	—	5,192

Adjusted net loss	(31,005)	(22,189)

      In August 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” This pronouncement addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This pronouncement supercedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of,” and the accounting and reporting provisions of APB No. 30, “Reporting the Results of Operations — Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions,” for the disposal of a segment of business (as previously defined in that Opinion). SFAS No. 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years, with early application encouraged. The adoption of SFAS No. 144 did not have a material impact on the consolidated financial statements of the Company.

      In May 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections.” This pronouncement requires gains and losses from extinguishment of debt to be classified as an extraordinary item only if the criteria in APB No. 30 has been met. Further, lease modifications with economic effects similar to sale-leaseback transactions must be accounted for in the same manner as sale-leaseback transactions. While the technical corrections to existing pronouncements are not substantive in nature, in some instances they may change accounting practice. The Company has adopted the provisions of SFAS 145 required for financial statements issued on or after May 15, 2002. This adoption had no impact on the Company’s consolidated financial statements. The Company is currently evaluating the impact of the remaining provisions of the pronouncement.

Note 4 — DIP Financing Facility

      Under the terms of the debtor-in-possession financing facility, as amended (the “DIP Financing Facility”), a revolving credit facility of up to $55,000,000, including up to $20,000,000 for postpetition letters of credit, is available to the Company until the earliest of (i) December 18, 2002, (ii) the date on which the plan of reorganization becomes effective, (iii) any material non-compliance with any of the terms of the order entered by the Bankruptcy Court authorizing the Debtors to enter into the DIP Financing Facility (the “DIP Financing Order”), (iv) any event of default that shall have occurred under the DIP Financing Facility, or (v) consummation of a sale of substantially all of the assets of the Company pursuant to an order of the Bankruptcy Court shall have occurred. The terms of the DIP Financing Facility provided for an initial facility of $20,000,000, which increased to $30,000,000 upon satisfaction of certain conditions. In addition, the DIP Financing Facility will increase to $55,000,000 upon satisfaction of certain additional conditions, including the earlier of (i) the agents’ acceptance of the Debtors’ business plan which addresses the restructuring of the Company’s business operations and (ii) the hiring of a permanent president and chief executive officer

NATIONSRENT, INC.
(Debtor-In-Possession as of December 17, 2001)

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(reasonably acceptable to the agents) and commencement of his/her duties. In any event, the availability under the DIP Financing Facility will be reduced by $5,000,000 on November 30, 2002. Availability under the DIP Financing Facility is also subject to a borrowing base based upon trade accounts receivable. Amounts borrowed under the DIP Financing Facility bear interest per annum equal to the prime rate plus 2.50%. In addition to a facility fee and an underwriting fee of 0.50% each, there is an unused commitment fee of 0.50%, a letter of credit fee of 3.25%, and a letter of credit fronting fee of ..125%. The DIP Financing Facility is secured by super-priority claims and liens on the real and personal assets of the Company that also secure the prepetition senior credit facility. The DIP Financing Facility contains financial covenants requiring maintenance of an asset coverage ratio and a minimum operating cash flow, as well as other covenants that limit, among other things, indebtedness, liens, sales of assets, capital expenditures, investments, and prohibit dividend payments. The Company is currently in the process of renegotiating certain financial covenants in the DIP Financing Facility to reflect the financial performance set forth in the Company’s strategic business plan submitted to the agents in March 2002 and subsequent operating performance. Until such covenants are renegotiated (and in any event no later than July 31, 2002), the lenders under the DIP Financing Facility have agreed to suspend compliance with the existing financial covenants related to minimum adjusted consolidated EBITDA (as defined in the DIP Financing Facility), subject to limiting availability for cash borrowings under the facility to no more than $10,000,000 in excess of existing letters of credit. The Debtors are also currently in the process of renegotiating the covenants in the DIP Financing Facility requiring that a permanent president and chief executive officer be selected by July 18, 2002 and be commencing his/her duties by July 31, 2002. Until such covenants are renegotiated, the Debtors will continue to seek interim waivers of such covenants to permit borrowings under the DIP Financing Facility. In addition to containing defaults customary for similar DIP facilities, a default is also triggered if the Company’s permanent president and chief executive officer ceases to serve for any reason, unless a replacement acceptable to the agents has been appointed and is serving within 30 days. The DIP Financing Facility also provides that the net proceeds of any asset sales in the ordinary course of business will reduce prepetition indebtedness under the senior credit facility.

      In connection with the DIP Financing Facility, the Company’s prepetition senior credit facility was amended to provide for subordination of the liens under such facility to the liens under the DIP Financing Facility and use of cash collateral in return for payment of interest on the prepetition senior credit facility. As of March 31, 2002, the Company had made no cash borrowings under the DIP Financing Facility.

Note 5 — Liabilities Subject to Compromise

      The principal categories of claims classified as liabilities subject to compromise under the Chapter 11 Cases are identified below. All amounts may be subject to adjustment depending on Bankruptcy Court action, further developments with respect to disputed claims, or other events, including the reconciliation of claims filed with the Bankruptcy Court to amounts included in the Company’s records. Additional prepetition claims may arise from a rejection of additional executory contracts or unexpired leases by the Debtors. Under a confirmed plan or plans of reorganization, all prepetition claims may be paid and discharged at amounts substantially less than their allowed amounts.

      As a result of the Chapter 11 Cases, no principal or interest payments may be made on unsecured prepetition debt without Bankruptcy Court approval or until a plan or plans of reorganization providing for the repayment terms has been confirmed by the Bankruptcy Court and becomes effective. Therefore, interest on prepetition unsecured obligations has not been accrued or recorded after the Petition Date. Contractual interest expense not accrued or recorded on certain prepetition debt totaled $7,491,000 for the three months ended March 31, 2002.

NATIONSRENT, INC.
(Debtor-In-Possession as of December 17, 2001)

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Liabilities subject to compromise consists of the following:

	March 31,	December 31,
	2002	2001

	(in thousands)
Debt	$1,097,893	$1,098,552
Accounts payable	17,244	16,641
Accrued expenses	43,198	43,434
Personal property, real estate and other non-income taxes	4,449	4,517

Total liabilities subject to compromise	$1,162,784	$1,163,144

      Debt subject to compromise consists of the following:

	March 31,	December 31,
	2002	2001

	(in thousands)
Notes payable to financial institutions:
Term loan due July 2006	$395,062	$395,364
Revolving credit facility due July 2004	356,631	355,903
10.375% Senior Subordinated Notes due December 15, 2008 with interest due semi-annually each June 15 and December 15	175,000	175,000
Subordinated promissory notes, bearing interest at 6.0% to 8.5%, interest payable quarterly and maturities through November 2002	625	625
Subordinated convertible promissory notes, bearing interest at 6.0% to 8.5%, interest payable quarterly and maturities through December 2006.	99,782	99,782
Rental equipment financing obligations, secured by equipment, payable in monthly installments, through January 2005	21,770	21,770
Note payable, with interest at the commercial paper rate plus 2.05% to 2.25%, payable in monthly installments through September 2004, secured by equipment	7,083	7,083
Note payable, with interest at the London Interbank Offered Rate plus 2.75%, payable in monthly installments secured by equipment	7,824	7,909
Equipment notes, bearing interest at 6.2% to 9.25% or at the Prime Rate less 0.25%, payable in various monthly installments through April 2003, secured by equipment	34,105	34,105
Note payable to related party (See Note 13)	—	1,000
Other	11	11

Total debt	$1,097,893	$1,098,552

      The Company is currently in default on substantially all of its debt other than the DIP Financing Facility. Despite the Company’s restructuring efforts in late 2000 and early 2001 described below, in December 2001, the Company failed to make a principal payment due on the term loan portion of its senior credit facility, an interest payment due on its 10.375% Senior Subordinated Notes due 2008 (the “Subordinated Notes”), principal and interest payments on certain subordinated notes issued in connection with acquisitions (the “Acquisition Notes”) and certain other scheduled payments.

      Under the terms of the Company’s senior credit facility, upon an event of default, including the failure to make a required interest payment, the senior lenders had several rights and remedies available to them, including declaring all amounts outstanding, together with accrued interest, to be immediately due and

NATIONSRENT, INC.
(Debtor-In-Possession as of December 17, 2001)

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

payable. The senior lenders had the right to proceed against the collateral securing the facility, which includes substantially all of the Company’s assets. Similarly, as a result of the Company’s failure to make interest and/or principal payments under the Acquisition Notes and the Subordinated Notes, subject to the subordination and cure provisions of such instruments, the trustee or holders of those notes may have been able to declare those notes and accrued interest immediately due and payable. The Company’s other debt and lease arrangements also contain cross-default provisions, which gave the parties thereto various remedies, including acceleration of all amounts outstanding, foreclosure on collateral securing such obligations and termination rights. As a result of filing the Chapter 11 Cases, the Company’s lenders and parties to various contracts and agreements were prohibited from exercising the remedies that may have been available to them upon the Company’s default.

Note 6 — Reorganization Items, Net

      Expenses directly incurred as a result of the Chapter 11 Cases have been segregated from normal operations and are disclosed separately. The major components are as follows:

Three
Months Ended
March 31,
2002

(in thousands)
Professional fees	$3,082
Employee expenses	267
Interest income	(133)
Other	1

Total reorganization items	$3,217

      Professional fees consist of costs for financial advisors, legal counsel, consulting and other costs related to professional services. Employee expenses consist of employee retention and severance costs. Interest income consists of interest earned on excess cash balances. Reorganization items for the three months ended March 31, 2000 were cash charges.

Note 7 — 2000 Restructuring Plan

      During the fourth quarter of 2000, the Company recorded a pre-tax restructuring charge of approximately $72,005,000 and during 2001, the Company recorded an additional net pre-tax restructuring charge of approximately $9,653,000.

      The restructuring plan was comprised of the following major components:

•	the sale of excess rental equipment, which primarily relates to a portion of the Company’s heavy earthmoving equipment that has the highest unit cost, requires the most expensive support infrastructure and has the lowest return on investment;

•	the abandonment of certain information system projects that were under development;

•	the elimination of jobs company-wide and the consolidation of various departments within the organization; and

•	the closure of certain rental and office locations.

NATIONSRENT, INC.
(Debtor-In-Possession as of December 17, 2001)

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The remaining components of these charges, along with the activity for 2002 related to these charges, are presented in the following table (in thousands).

		2002 Activity

	Reserve				Reserve
	Balance at	Amounts	Deductions		Balance at
	December 31,	Charged to			March 31,
	2001	Income	Cash	Non-Cash	2002

Employee termination severance costs	$1,815	$—	$—	$—	$1,815
Facility closures	324	—	—	—	324

	$2,139	$—	$—	$—	$2,139

      The remaining reserve balance at March 31, 2002 for employee termination severance costs relates to the remaining severance payments due to employees terminated under the 2000 restructuring plan.

      The remaining reserve balance at March 31, 2002 for facility closures relates to certain office equipment leases that the Company has not yet received Bankruptcy Court approval to reject. Such approval is expected to occur prior to December 31, 2002.

      The timing and the amounts of all remaining reserve balances related to the 2000 restructuring plan will be determined by the resolution of the Chapter 11 Cases.

Note 8 — Seasonality

      The Company’s revenue and income are dependent upon activity in the construction industry in the markets it serves. Construction activity is dependent upon weather and other seasonal factors affecting construction in the geographic areas where we have operations. Because of this variability in demand, the Company’s quarterly revenue and income may fluctuate. Accordingly, quarterly or other interim results should not be considered indicative of results to be expected for any other quarter or for a full year.

Note 9 — Loss Per Share

      The following table sets forth the computation of basic and diluted loss per share (in thousands, except per share data):

	Three Months Ended
	March 31,

	2002	2001

Numerator:
Net loss	$(31,005)	$(27,381)
Interest expense on convertible subordinated debt, net of income taxes	—	—

Numerator — diluted loss per share	$(31,005)	$(27,381)

Denominator:
Denominator for basic loss per share — weighted-average shares	57,364	57,361
Effect of dilutive securities:
Convertible subordinated debt	—	—
Convertible preferred stock	—	—
Employee stock options	—	—

Denominator for diluted loss per share — adjusted weighted-average shares	57,364	57,361

Basic loss per share	$(0.54)	$(0.48)

Diluted loss per share	$(0.54)	$(0.48)

NATIONSRENT, INC.
(Debtor-In-Possession as of December 17, 2001)

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Options and warrants to purchase 9,153,792 and 8,443,094 shares of common stock were outstanding at March 31, 2002 and 2001, respectively, but were not included in the computation of diluted earnings per share because the exercise prices of such options and warrants were greater than the average fair value of the common shares and, therefore, the effect would be antidilutive.

      Weighted average shares of preferred stock and subordinated debt convertible into 36,507,937 and 10,948,231 shares of common stock, respectively, were outstanding at March 31, 2002 but were not included in the computation of diluted earnings per share since their effect would be antidilutive.

      Weighted average shares of preferred stock and subordinated debt convertible into 36,507,937 and 11,375,871 shares of common stock, respectively, were outstanding at March 31, 2001 but were not included in the computation of diluted earnings per share since their effect would be antidilutive.

Note 10 — Cumulative Effect of Change in Accounting Principle

      Effective January 1, 2001 the Company adopted SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended. This statement establishes accounting and reporting standards for derivative instruments and hedging activities. This standard requires that all derivative instruments be recorded in the balance sheet as either an asset or liability measured at its fair value.

      In accordance with the transition provisions of SFAS No. 133, the Company recorded a $1,359,000 charge net of $968,000 of income tax benefits, or $0.02 per share, which is recorded in the consolidated statement of operations for the three months ended March 31, 2001 as a cumulative effect of change in accounting principle. The financial statement impact of adopting this standard subsequent to January 1, 2001, is included in the Company’s consolidated statements of operations and balance sheets.

Note 11 — Capital Stock

      Through January 2001, an aggregate of 1,065,200 shares of common stock had been acquired under the Company’s $5,000,000 Board authorized cumulative share repurchase program for an aggregate purchase price of approximately $2,880,000. These shares have been recorded as treasury stock in the accompanying consolidated financial statements. Since January 2001, no additional shares have been purchased.

Note 12 — Income Taxes

      The Company did not record a tax benefit for the three months ended March 31, 2002 due to the uncertainty surrounding the income tax consequences of the Chapter 11 Cases.

Note 13 — Related Party Transactions

      The Company entered into an executive transition agreement in December 2001 with its former Chief Executive Officer (“CEO”). Pursuant to the agreement, the former CEO agreed to resign all of his director and officer positions with the Company and its subsidiaries the earlier of (i) 60 days following the date of the agreement or (ii) the date the Company appoints a new or interim chief executive officer. The agreement provided a severance payment to the former CEO of $2,000,000, of which $1,000,000 was paid in cash in December 2001 and $1,000,000 was paid in the form of a promissory note (backed by a letter of credit) that was due and payable upon the former CEO’s resignation. The former CEO resigned in February 2002. As a result of the Chapter 11 Cases, the Company did not make any payment on account of the promissory note described above and the former CEO drew upon the letter of credit for payment.

NATIONSRENT, INC.
(Debtor-In-Possession as of December 17, 2001)

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 14 — Subsequent Events

      In April 2002, the Debtors obtained approval from the Bankruptcy Court to continue the scheduled opening of NationsRent rental centers within select Lowe’s home improvement stores.

      As of April 2002, all of the Company’s derivative financial instruments had terminated or expired.

      In May 2002, the Bankruptcy Court approved the Debtors’ motion to establish a bar date for filing proofs of claim. As a result, the Debtors selected August 5, 2002 as the bar date.

      In May 2002, the Company was notified by the over-the-counter electronic bulletin board, commonly known as the pink sheets (the “OTCBB”) that as a result of the Company’s late filings of required reports under the Securities Exchange Act of 1934, the Company’s common stock would not be eligible for trading on the OTCBB beginning June 2002, unless all such required reports were filed. In June 2002, the Company’s common stock was removed from the OTCBB.

      In June 2002, the Debtors filed the Proposed Plan and related disclosure statement with the Bankruptcy Court. The Proposed Plan does not provide for any value or distribution to equity holders or for any cash or debt distribution to holders of general unsecured claims.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

      The following discussion and analysis of our consolidated results of operations and financial condition should be read in conjunction with the unaudited interim consolidated financial statements and the related notes included herein and the consolidated financial statements for the year ended December 31, 2001 appearing in our Annual Report on Form 10-K filed with the Securities and Exchange Commission.

General

      NationsRent, Inc. and all of its subsidiaries (“NationsRent,” the “Company,” the “Debtors,” “we” or “us”) is a leading provider of rental equipment in the United States. We offer a comprehensive line of equipment for rent primarily to a broad range of construction, industrial and homeowner customers including general contractors, subcontractors, highway contractors, manufacturing plants, distribution centers and other commercial businesses. We also sell used and new equipment, merchandise, spare parts and supplies. As of May 31, 2002, we operated 230 equipment rental locations in 26 states. We have become a leading provider of rental equipment as a result of a combination of having acquired platform companies in target markets, opened or acquired additional locations concentrated around those businesses and expanded the selection and availability of our rental fleet.

Proceedings Under Chapter 11 of the Bankruptcy Code

      On December 17, 2001 (the “Petition Date”), the Debtors filed voluntary petitions for reorganization under chapter 11 of the United States Bankruptcy Code (the “Bankruptcy Code”) in the United States Bankruptcy Court for the District of Delaware (the “Bankruptcy Court”). The chapter 11 cases pending for the Debtors (the “Chapter 11 Cases”) are being jointly administered for procedural purposes. For further discussion of the Chapter 11 Cases, see notes to unaudited consolidated financial statements included elsewhere in this Quarterly Report.

      The Debtors are currently operating their business as debtors-in-possession pursuant to applicable provisions of the Bankruptcy Code. Since the Petition Date, the Debtors have continued to conduct business in the ordinary course. Management is in the process of stabilizing the business of the Debtors and evaluating their operations. After developing a plan of reorganization, the Debtors will seek the requisite acceptance of the plan by impaired creditors and equity holders and confirmation of the plan by the Bankruptcy Court, all in accordance with the applicable provisions of the Bankruptcy Code.

      During the pendency of the Chapter 11 Cases, the Debtors may, with Bankruptcy Court approval, sell assets and settle liabilities outside the ordinary course of business, including for amounts other than those reflected on the Debtors’ financial statements. The Debtors are in the process of reviewing their operations and identifying assets for disposition.

      The administrative and reorganization expenses resulting from the Chapter 11 Cases will unfavorably affect the Debtors’ results of operations. Future results of operations may also be affected by other factors related to the Chapter 11 Cases. See “— Factors That May Affect Future Results.”

      The confirmation of a plan of reorganization is one of our primary objectives. The Debtors filed their proposed Joint Plan of Reorganization (the “Proposed Plan”) and related disclosure statement with the Bankruptcy Court in June 2002.

      The plan of reorganization sets forth the means for treating claims, including liabilities subject to compromise and interests in our Company. Such means may take a number of different forms. A plan of reorganization may result in, among other things, significant dilution or elimination of certain classes of existing interests as a result of the issuance of equity securities to creditors or new investors. The confirmation of any plan of reorganization will require creditor acceptance as required under the Bankruptcy Code and approval of the Bankruptcy Court.

      Under the Bankruptcy Code, postpetition liabilities and prepetition liabilities subject to compromise must be satisfied before equity holders can receive any distribution. The ultimate recovery to equity holders, if any, will not be determined until the end of the case when the fair value of our assets is compared to the liabilities and claims against us. As a result of the amount of our prepetition indebtedness, our financial performance and the provisions of the Bankruptcy Code, we believe that the Company’s equity holders will not receive any value or distribution for their interests under a plan or plans of reorganization. The Proposed Plan filed by the Company in June 2002 does not provide for any value or distribution to equity holders or any cash or debt distribution to holders of general unsecured claims.

      Under bankruptcy law, actions by creditors to collect prepetition indebtedness owed by the Debtors at the filing date, as well as most litigation pending against us, are stayed and other prepetition contractual obligations may not be enforced against the Debtors. In addition, the Debtors have the right, subject to Bankruptcy Court approval and other conditions, to assume or reject any prepetition executory contracts and unexpired leases. Parties affected by these rejections may file prepetition damage claims with the Bankruptcy Court. We have prepared and submitted the schedules setting forth the Debtors’ assets and liabilities as of the date of the petition as reflected in our accounting records. The amounts of claims filed by creditors could be significantly different from their recorded amounts. Due to material uncertainties, it is not possible to predict the length of time we will operate under chapter 11 protection, the outcome of the proceedings in general, whether we will continue to operate under our current organizational structure, or the effect of the proceedings on our business or the recovery by creditors and our equity holders.

Basis of Presentation

      The accompanying unaudited interim consolidated financial statements have been prepared on a going concern basis, which contemplates continuity of operations, realization of assets, and payment of liabilities in the ordinary course of business, and do not reflect adjustments that might result if the Debtors are unable to continue as a going concern. The Debtors’ history of significant losses, their stockholder deficit and their Chapter 11 Cases raise substantial doubt regarding the Company’s ability to continue as a going concern. Continuing as a going concern is dependent upon, among other things, the Debtors’ formulation of a plan or plans of reorganization acceptable to the Bankruptcy Court and creditors, the success of future business operations, and the generation of sufficient cash from operations and financing sources to meet the Company’s obligations. The unaudited consolidated financial statements do not reflect: (i) the realizable value of assets on a liquidation basis or their availability to satisfy liabilities; (ii) aggregate prepetition liability amounts that may be allowed for unrecorded claims or contingencies, or their status or priority; (iii) the effect of any changes to the Debtors’ capital structure or in the Debtors’ business operations as the result of an approved plan or plans of reorganization; or (iv) adjustments to the carrying value of assets or liability amounts that may be necessary as a result of actions by the Bankruptcy Court. Adjustments necessitated by a plan of reorganization could materially change the amounts reported in the consolidated financial statements included elsewhere herein.

Liquidity and Capital Resources

     Prepetition Capital Resources

      Historically, we funded our cash requirements with borrowings under our senior credit facility, proceeds from the issuance of debt and equity securities and cash from operations. As of March 31, 2002, our senior credit facility consisted of a $395.1 million term loan and a revolving credit facility with an outstanding balance of $356.6 million. The senior credit facility is secured by substantially all of our assets.

      As a result of our reliance on debt-based financing facilities, we became highly leveraged. Our ability to meet our financial obligations under these financing arrangements was dependent on, among other things, our results of operations and our ability to maintain compliance with our debt covenants. Beginning in 2000, we experienced increased financial stress and liquidity issues, as well as significant losses from operations. At March 31, 2002, our accumulated deficit reached approximately $1.0 billion.

      Despite our restructuring efforts in late 2000 and early 2001 described below, in December 2001, we failed to make a principal payment due on the term loan portion of our senior credit facility, an interest payment due on our 10.375% Senior Subordinated Notes due 2008 (the “Subordinated Notes”), principal and interest payments on certain subordinated notes issued in connection with acquisitions (the “Acquisition Notes”) and certain other scheduled payments.

      Under the terms of our senior credit facility, upon an event of default, including the failure to make a required interest payment, the senior lenders had several rights and remedies available to them, including declaring all amounts outstanding, together with accrued interest, to be immediately due and payable. The senior lenders had the right to proceed against the collateral securing the facility, which includes substantially all of our assets. Similarly, as a result of our failure to make interest and/or principal payments under the Acquisition Notes and the Subordinated Notes, subject to the subordination and cure provisions of such instruments, the trustee or holders of those notes may have been able to declare those notes and accrued interest immediately due and payable. Our other debt and lease arrangements also contain cross-default provisions, which gave the parties thereto various remedies, including acceleration of all amounts outstanding, foreclosure on collateral securing such obligations and termination rights.

      Our deteriorating financial condition, combined with continuing economic weakness and heightened competition in the construction and rental equipment industries contributed to significant strain on our liquidity and compounded our substantial earnings and cash flow pressures. Under these circumstances, we determined that it was in the best interests of our stakeholders to file the Chapter 11 Cases to allow us the opportunity to restructure our financial obligations, focus on our operations and develop and implement a new business model.

      As a result of filing the Chapter 11 Cases, our lenders and parties to various contracts and agreements were prohibited from exercising the remedies that may have been available to them upon our default.

      Pursuant to the Bankruptcy Code, our prepetition obligations, including obligations under debt instruments, generally may not be enforced against the Debtors, and any actions to collect prepetition indebtedness are automatically stayed, unless the stay is lifted by order of the Bankruptcy Court. In addition, as debtors-in-possession, the Debtors have the right, subject to Bankruptcy Court approval and certain other limitations, to assume or reject executory contracts and unexpired leases. In this context, “assumption” means that the Debtors agree to perform their obligations and cure all existing defaults under the contract or lease, and “rejection” means that the Debtors are relieved from their obligations to perform further under the contract or lease, but are subject to a prepetition claim for damages for the breach thereof. Any damages resulting from rejection of executory contracts and unexpired leases will be treated as general unsecured claims in the Chapter 11 Cases unless such claims had been secured on a prepetition basis prior to the Petition Date. To date, the Debtors have rejected certain executory contracts and unexpired leases of nonresidential real property and the Debtors continue to review their remaining executory contracts and unexpired leases to determine which, if any, they will reject in the future. The Debtors cannot presently determine or reasonably estimate the ultimate liability that may result from rejecting contracts or leases or from the filing of claims for any rejected contracts or leases, and no provisions have yet been made for the final resolution of these items.

     Adequacy of Capital Resources

      The Debtors are now operating their businesses as debtors-in-possession under chapter 11 of the Bankruptcy Code. In addition to the cash requirements necessary to fund ongoing operations, the Company anticipates that it will incur significant professional fees and other restructuring costs in connection with the Chapter 11 Cases and the restructuring of its business operations. As a result of the uncertainty surrounding NationsRent’s current circumstances, it is difficult to predict the Company’s actual liquidity needs at this time. However, based on current and anticipated levels of operations, and efforts to reduce accounts receivable, the Company anticipates that its cash flow from operations, together with amounts available under the DIP Financing Facility (as defined below), will be adequate to meet its anticipated cash requirements through the end of December 2002, subject to successfully renegotiating certain financial and other covenants in the DIP Financing Facility as described below. In the event that cash flows and available borrowings under the DIP Financing Facility are not sufficient to meet future cash requirements or the Company is not successful at renegotiating certain financial and other covenants in the DIP Financing Facility, the Company may be required to reduce planned capital expenditures or seek additional financing. The Company can provide no assurances that reductions in planned capital expenditures would be sufficient to cover shortfalls in available cash or that additional financing would be available or, if available, offered on acceptable terms. As a result of the Chapter 11 Cases and the circumstances leading to the filing thereof, NationsRent’s access to additional financing is, and for the foreseeable future will likely continue to be, very limited. The Company’s long-term liquidity requirements and the adequacy of the Company’s capital resources are difficult to predict at this time, and ultimately cannot be determined until a plan of reorganization has been confirmed by the Bankruptcy Court in connection with the Chapter 11 Cases.

     DIP Financing Facility

      In March 2002, the Bankruptcy Court entered an order (the “DIP Financing Order”) authorizing the Debtors to enter into a $55.0 million debtor-in-possession financing facility dated December 18, 2001, as amended (the “DIP Financing Facility”) with Fleet National Bank as agent and certain other lending institutions described therein and to grant first priority primary liens, mortgages, security interests, liens (including priming liens), and superiority claims on substantially all of the assets of the Debtors to secure the DIP Financing Facility.

      Under the terms of the DIP Financing Facility, a revolving credit facility of up to $55.0 million, including up to $20.0 million for postpetition letters of credit, is available to the Company until the earliest of (i) December 18, 2002, (ii) the date on which the plan of reorganization becomes effective, (iii) any material non-compliance with any of the terms of the DIP Financing Order, (iv) any event of default that shall have occurred under the DIP Financing Facility, or (v) consummation of a sale of substantially all of the assets of the Company pursuant to an order of the Bankruptcy Court shall have occurred. The terms of the DIP Financing Facility provided for an initial facility of $20.0 million, which increased to $30.0 million upon satisfaction of certain conditions. In addition, the DIP Financing Facility will increase to $55.0 million upon satisfaction of certain additional conditions, including the earlier of (i) the agents’ acceptance of our business plan which addresses the restructuring of the Company’s business operations and (ii) the hiring of a permanent president and chief executive officer (reasonably acceptable to the agents) and commencement of his/her duties. In any event, the availability under the DIP Financing Facility will be reduced by $5.0 million on November 30, 2002. Availability under the DIP Financing Facility is also subject to a borrowing base based upon trade accounts receivable. Amounts borrowed under the DIP Financing Facility bear interest per annum equal to the prime rate plus 2.50%. In addition to a facility fee and an underwriting fee of 0.50% each, there is an unused commitment fee of 0.50%, a letter of credit fee of 3.25%, and a letter of credit fronting fee of 0.125%. The DIP Financing Facility is secured by super-priority claims and liens on the real and personal assets of the Company that also secure the prepetition senior credit facility. The DIP Financing Facility contains financial covenants requiring maintenance of an asset coverage ratio and a minimum operating cash flow, as well as other covenants that limit, among other things, indebtedness, liens, sales of assets, capital expenditures, investments, and prohibit dividend payments. We are currently in the process of renegotiating certain financial covenants in the DIP Financing Facility to reflect the financial performance set forth in our strategic business plan submitted to the agents in March 2002 and subsequent operating performance. Until such covenants are renegotiated (and in any event no later than July 31, 2002), the lenders under the DIP Financing Facility have agreed to suspend compliance with the existing financial covenants related to minimum adjusted consolidated EBITDA (as defined in the DIP Financing Facility), subject to limiting availability for cash borrowings under the facility to no more than $10.0 million in excess of existing letters of credit. The Debtors are also currently in the process of renegotiating the covenants in the DIP Financing Facility requiring that a permanent president and chief executive officer be selected by July 18, 2002 and be commencing his/her duties by July 31, 2002. Until such covenants are renegotiated, the Debtors will continue to seek interim waivers of such covenants to permit borrowings under the DIP Financing Facility. In addition to containing defaults customary for similar DIP facilities, a default is also triggered if the Company’s permanent president and chief executive officer ceases to serve for any reason, unless a replacement acceptable to the agents has been appointed and is serving within 30 days. The DIP Financing Facility also provides that the net proceeds of any asset sales in the ordinary course of business will reduce prepetition indebtedness under the senior credit facility.

      In connection with the DIP Financing Facility, our prepetition senior credit facility was amended to provide for subordination of the liens (to the liens under the DIP Financing Facility) and use of cash collateral in return for payment of interest on the prepetition senior credit facility.

      As of July 1, 2002, the Company had made no cash borrowings and had $11.4 million in letters of credit outstanding under the DIP Financing Facility. Remaining availability under the DIP Financing Facility as of July 1, 2002, was $10.0 million.

     Liquidity Requirements

      Our net cash provided by operations was $26.3 million for the three months ended March 31, 2002 compared to net cash used in operations of $26.5 million for the same period in 2001. The increase in cash provided by operations was primarily due to the stay of prepetition liabilities subject to compromise as a result of the Chapter 11 Cases and the stay of obligations arising under unexpired leases of nonresidential property during the 60 day period following the Petition Date. Net cash used in investing activities was $4.5 million for the three months ended March 31, 2002, primarily reflecting $5.5 million for purchases of rental equipment, $0.6 million for purchases of and improvements to property and equipment and $1.6 million of proceeds from the sale of both rental and non-rental equipment. Cash used in financing activities was zero for the three months ended March 31, 2002.

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

      We estimate that equipment expenditures over the next 12 months for our existing locations and for new store openings will be in the range of $25.0 million to $35.0 million and proceeds from sales of used equipment will be in the range of $5.0 million to $10.0 million. Approximately two-thirds of the estimated capital expenditures is to replace existing rental equipment.

      During the three months ended March 31, 2002, we opened 7 NationsRent stores within home improvement stores of Lowe’s Companies, Inc. (“Lowe’s”). As of March 31, 2002, we had opened a total of 47 such stores within Lowe’s stores, and expect to open 23 additional stores in 2002. We estimate that the average capital costs associated with opening a Lowe’s location to be in the range of $0.3 million to $0.5 million.

      We believe cash generated from operations and borrowings under our DIP Financing Facility will be sufficient to fund our cash requirements for existing operations, equipment capital expenditures and new store openings through December 2002, subject to successfully renegotiating certain financial and other covenants in the DIP Financing Facility.

2000 Restructuring Plan

      During the fourth quarter of 2000, we recorded a pre-tax restructuring charge of approximately $72.0 million and during 2001, we recorded an additional pre-tax restructuring charge of approximately $9.7 million. The restructuring plan was comprised of the following major components:

•	the sale of excess rental equipment, which primarily relates to a portion of our heavy earthmoving equipment that has the highest unit cost, requires the most expensive support infrastructure and has the lowest return on investment;

•	the abandonment of certain information system projects that were under development;

•	the elimination of jobs company-wide and the consolidation of various departments within our organization; and

•	the closure of certain rental and office locations.

      The remaining components of these charges, along with the activity for 2002 related to these charges, are presented in the following table (in thousands):

		2002 Activity

	Reserve				Reserve
	Balance at	Amounts	Deductions		Balance at
	December 31,	Charged to			March 31,
	2001	Income	Cash	Non-Cash	2002

Employee termination severance costs	$1,815	$—	$—	$—	$1,815
Facility closures	324	—	—	—	324

	$2,139	$—	$—	$—	$2,139

      The remaining reserve balance at March 31, 2002 for employee termination severance costs relates to the remaining severance payments due to employees terminated under the 2000 restructuring plan.

      The remaining reserve balance at March 31, 2002 for office closures relates to certain office equipment leases that we have not yet received Bankruptcy Court approval to reject. Such approval is expected to occur prior to December 31, 2002.

      The timing and the amounts of all remaining reserve balances related to the 2000 restructuring plan will be determined by the resolution of the Chapter 11 Cases.

New Stores

      In October 2000, we entered into an exclusive multi-year strategic alliance with Lowe’s, the world’s second largest home improvement retailer, to operate NationsRent rental centers within select Lowe’s home improvement stores. Operating as a store within a store adjacent to the entrance of a Lowe’s store, the NationsRent stores will rent our full line of construction tools and equipment to Lowe’s customers. We will lease these rental centers from Lowe’s for terms initially expiring in 2008 with two five-year renewal options. The Lowe’s strategic alliance has and will require us to accelerate investments in systems, training, brand support and other store start-up costs. As of March 2002, we operated 47 NationsRent rental centers at Lowe’s locations. In April 2002, the Debtors obtained approval from the Bankruptcy Court to continue the scheduled opening of NationsRent rental centers within select Lowe’s home improvement stores. Our new store growth during the next several years will concentrate on our strategic alliance with Lowe’s to open and operate NationsRent rental centers in select Lowe’s locations. However, given our recent financial performance, there can be no assurance that our relationship with Lowe’s will not be impaired.

Historical Results of Operations

  Three Months Ended March 31, 2002 and 2001

      Revenue. Total revenue decreased $50.1 million, or 33.7%, for the three months ended March 31, 2002 when compared to the same period in 2001. Rental revenue decreased $18.0 million, or 16.5%, for the three months ended March 31, 2002 when compared to the same period in 2001. As discussed above, during the fourth quarter of 2000, we implemented a plan to significantly restructure our operations. The 2000 restructuring plan resulted in the disposal of approximately 12.0% of our rental fleet and the repositioning of approximately 27.0% of our remaining rental fleet amongst the markets we serve. All markets were negatively impacted by the reduction of rental fleet and certain markets were severely impacted by the shift in rental fleet mix from heavy earth moving equipment to general rental equipment. The filing of the Chapter 11 Cases on December 17, 2001, also caused significant disruptions. These factors, coupled with the continuing weakness in the construction industry and the heightened competition in the equipment rental industry have contributed to the decrease in our rental revenue from the prior year. In addition, during 2001 we divested certain non-core businesses.

      Sales of equipment, merchandise, service, parts and supplies decreased $32.2 million or 81.4% for the three months ended March 31, 2002 when compared to the same period in 2001. This was primarily due to the decrease in the sale of used equipment by $30.2 million or 95.0% for the three months ended March 31, 2002 when compared to the same period in 2001. The decrease in used equipment sales was due to the substantial completion of the fleet disposal component of the 2000 restructuring plan in the first quarter 2001.

      Gross Profit. Gross profit decreased $25.8 million, or 73.8% for the three months ended March 31, 2002 when compared to the same period in 2001.

      Gross profit for the three months ended March 31, 2002 was negatively impacted when compared to the same period in 2001 by: (i) the decrease in rental revenue discussed above, (ii) a $5.8 million increase in repairs and maintenance expense over the same period in 2001 as a result of an increase in the average age of our fleet, (iii) an increase in costs associated with stores opened during 2001 and (iv) a $5.3 million increase in rental equipment lease expense and depreciation expense.

      Operating Expenses. Selling, general and administrative expenses decreased $3.1 million for the three months ended March 31, 2002 when compared to the same period in 2001. Selling, general and administrative expenses were positively impacted by cost reductions made pursuant to our 2000 restructuring plan and the elimination of approximately $1.4 million of one-time charges related to the renegotiation of certain contracts and professional fees incurred in the three months ended March 31, 2001. Selling, general and administrative expenses as a percentage of total revenue were 21.4% and 16.3% for the three months ended March 31, 2002 and 2001, respectively. The primary reason for the 5.1% increase in selling, general and administrative expenses as a percentage of total revenue for the three months ended March 31, 2002 as compared to the same period in 2001 was the decrease in total revenue mentioned above.

      Also included in operating expenses for the three months ended March 31, 2001 is a $6.3 million charge related to the 2000 restructuring plan.

      Non-rental equipment depreciation and amortization decreased $4.8 million for the three months ended March 31, 2002 when compared to the same period in 2001. This decrease is primarily related to the write-off of our entire balance of intangible assets related to acquired businesses as of December 31, 2001 and the resulting decrease in amortization related to these intangible assets.

      Operating Loss. Operating loss increased $11.6 million for the three months ended March 31, 2002 when compared to the same period in 2001. The increase in operating loss was primarily a result of the factors discussed above.

      Other Income and Expense. Interest expense decreased $20.4 million for the three months ended March 31, 2002 when compared to the same period in 2001. The decrease was due primarily to the fact that in accordance with the American Institute of Certified Public Accountants (“AICPA”) Statement of Position (“SOP”) 90-7, “Financial Reporting by Entities in Reorganization under the Bankruptcy Code,” interest expense is reported only to the extent that it will be paid during the Chapter 11 Cases or that it is probable that it will be an allowed claim. Interest expense reported during the three months ended March 31, 2002 is primarily attributable to pre-petition borrowings under our senior credit facility while interest expense reported during the three months ended March 31, 2001 is attributable to borrowings under our senior credit facility, notes issued to finance the purchase of equipment, subordinated convertible notes issued to sellers of businesses we acquired and our senior subordinated notes. Contractual interest expense not accrued or recorded on certain prepetition debt totaled $7.5 million for the three months ended March 31, 2002.

      Reorganization Items, Net. For the three months ended March 31, 2002, we incurred $3.2 million of net expenses resulting from the reorganization of our business as a result of our chapter 11 filing. Such expenses consisted primarily of $3.1 million of professional fees and $0.3 million of employee and other expenses offset by $0.2 million of interest earned on excess cash balances.

      Income Taxes. Our effective income tax rate was zero and 28% for the three months ended March 31, 2002 and 2001, respectively. The Company did not record a tax benefit for the three months ended March 31, 2002 due to the uncertainty surrounding the income tax consequences of the Chapter 11 Cases.

      Cumulative Effect of Change in Accounting Principle. Effective January 1, 2001, we adopted Statement of Financial Accounting Standards (“SFAS”) No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended. The adoption of SFAS No. 133 resulted in an after tax charge of $1.4 million which was reported as a cumulative effect of change in accounting principle for the three months ended March 31, 2001. See Item 1. “Financial Statements — Note 10 — Cumulative Effect of Change in Accounting Principle.”

      Net Loss. Net loss increased by $3.6 million for the three months ended March 31, 2002 when compared to the same period in 2001. The increase in net loss was primarily a result of the factors discussed above.

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

      Operating results may fluctuate due to other factors including, but not limited to:

•	the impact of the Chapter 11 Cases;

•	changes in general economic conditions including changes in national, regional or local construction or industrial activities;

•	the timing of opening new rental centers at Lowe’s locations;

•	the timing of expenditures for new rental equipment and the disposition of used equipment;

•	competitive pricing pressures; and

•	changes in interest rates.

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

Impact of Recently Issued Accounting Standards

      In June 2001, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 141, “Business Combinations.” This pronouncement addresses financial accounting and reporting for business combinations and supercedes Accounting Principles Board Opinion (“APB”) No. 16, “Business Combinations” and SFAS No. 38, “Accounting for Preacquisition Contingencies of Purchased Enterprises.” All business combinations within the scope of SFAS No. 141 are to be accounted for under the purchase method. SFAS No. 141 is effective for business combinations occurring after June 30, 2001. We adopted the provisions of SFAS No. 141 as of the effective date. Adoption of the provisions of this pronouncement had no impact on our consolidated financial statements.

      In June 2001, the FASB issued SFAS No. 142, “Goodwill and Other Intangible Assets.” This pronouncement addresses financial accounting and reporting for intangible assets acquired individually or with a group of other assets. SFAS No. 142 also addresses financial accounting and reporting for goodwill and other intangible assets subsequent to their acquisition. With the adoption of SFAS No. 142, goodwill and certain other intangible assets are no longer subject to amortization. Instead, goodwill will be subject to at least an annual assessment for impairment in value by applying a fair value based test. Any applicable impairment loss is the amount, if any, by which the implied fair value of goodwill is less than the carrying or book value. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001. An impairment loss for goodwill arising from the initial application of SFAS No. 142 is to be reported as a cumulative effect of a change in accounting principle. We adopted the provisions of SFAS No. 142, as appropriate. The adoption did not have any impact on our consolidated financial statements as our entire goodwill balance was written off as of December 31, 2001 as a result of our significant historical and projected cash flow losses and the uncertainty surrounding our ability to restructure our capital structure in a satisfactory manner under the chapter 11 proceedings.

      In August 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” This pronouncement addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This pronouncement supersedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of,” and the accounting and reporting provisions of APB No. 30, “Reporting the Results of Operations — Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions,” for the disposal of a segment of a business (as previously defined in that Opinion). SFAS No. 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years, with early application encouraged. The adoption of SFAS No. 144 did not have a material impact on our consolidated financial statements.

      In May 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections.” This pronouncement requires gains and losses from extinguishment of debt to be classified as an extraordinary item only if the criteria in APB No. 30 has been met. Further, lease modifications with economic effects similar to sale-leaseback transactions must be accounted for in the same manner as sale-leaseback transactions. While the technical corrections to existing pronouncements are not substantive in nature, in some instances they may change accounting practice. We adopted the provisions of SFAS 145 required for financial statements issued on or after May 15, 2002. This adoption had no impact on our consolidated financial statements. We are currently evaluating the impact of the remaining provisions of the pronouncement.

Factors That May Affect Future Results

      Certain statements and information in this Quarterly Report on Form 10-Q may include “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including in particular the statements about our plans, strategies and prospects under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” These statements are based on our current plans and expectations and involve risks and uncertainties that could cause actual future activities and results to be materially different from those set forth in these forward-looking statements. Important factors that could cause actual results to differ materially from our forward-looking statements are set forth below and elsewhere in this Quarterly Report on Form 10-Q. Such factors include, among others:

•	There are significant uncertainties relating to our Chapter 11 Cases

•	We face uncertainty with respect to treatment of our liabilities in connection with the Chapter 11 Cases

•	Our status as a debtor-in-possession under chapter 11 of the Bankruptcy Code raises “going concern” questions

•	We have substantial debt and are highly leveraged

•	We have experienced losses which may continue in future periods

•	We face uncertainty regarding the adequacy of our capital resources and have limited access to additional financing

•	We are subject to restrictions on the conduct of our business imposed by our financing facilities and the Chapter 11 Cases

•	We believe our equity holders will not receive any value or distribution for their interests under a plan or plans of reorganization

•	Our rental fleet is subject to residual value risk upon disposition

•	Our reorganization will require substantial effort by management

•	Our business is dependent on changes in construction and industrial activities

•	We may not be able to execute our business strategy

•	We may not be able to recover the start-up costs of our strategic alliance with Lowe’s

•	The equipment rental industry is highly competitive

•	Our revenue and operating results are likely to continue to fluctuate

•	We must comply with various safety and environmental regulations that may increase our expenses and liabilities

•	Some of our liabilities may not be covered by insurance

•	Our operations are dependent on information systems

      We make no commitment to disclose any revisions to forward-looking statements, or any fact, events or circumstances after the date hereof that may bear upon forward-looking statements.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

      Our exposure to market risk is limited primarily to the fluctuating interest rates associated with our variable rate indebtedness. Our variable interest rates are subject to interest rate changes in the United States and the Eurodollar market. At March 31, 2002, we had $788.5 million of variable rate indebtedness (all of which is subject to compromise pursuant to our Chapter 11 Cases), representing approximately 71.8% of our total debt outstanding, at an average interest rate of 6.38%. We do not hold or issue derivative financial instruments for trading or speculative purposes. As of April 30, 2002, all of our interest rate swap agreements had terminated or expired.

PART II — OTHER INFORMATION

Item 3.  Defaults Upon Senior Securities

      (a) For a detailed discussion of defaults on senior securities, see Part I — Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources.”

Item 6.  Exhibits and Reports on Form 8-K

(a) Exhibits

Exhibit
Number		Description

3.1	—	Amended and Restated Certificate of Incorporation of the Company.(2)
3.2	—	Amended and Restated By-Laws of the Company.(10)
3.3	—	Certificate of Designation for Series A Convertible Preferred Stock.(6)
3.4	—	Certificate of Amendment to Certificate of Designation for Series A Convertible Preferred Stock.(5)
3.5	—	Certificate of Designation for Series B Convertible Preferred Stock.(7)
4.1	—	Unregistered 10 3/8% Global Senior Subordinated Notes due 2008.(4)
4.2	—	Registered 10 3/8% Senior Subordinated Notes due 2008.(4)
4.3	—	Senior Subordinated Guarantee dated December 11, 1998, of the Guarantors as defined therein.(4)
4.4	—	Indenture, dated December 11, 1998, by and among Company, the Guarantors and The Bank of New York.(4)
4.5	—	Registration Rights Agreement, dated December 11, 1998, by and among the Company, the Guarantors and the Initial Purchasers as defined therein.(4)
4.6	—	Fifth Amended and Restated Revolving Credit and Term Loan Agreement, dated as of August 2, 2000, by and among the Company, certain of its subsidiaries, Fleet National Bank (f/k/a BankBoston, N.A.) and the other lending institutions party thereto, Fleet National Bank, as administrative agent, Bankers Trust Company, as syndication agent, and Scotiabanc Inc., as documentation agent.(7)
4.7	—	Second Amended Restated Security Agreement, dated as of August 2, 2000, between the Company, certain of its subsidiaries, and Fleet National Bank (f/k/a BankBoston, N.A.), as administrative agent.(7)
4.8	—	First Amendment to the Fifth Amended and Restated Revolving Credit and Term Loan Agreement and to the Second Amended and Restated Security Agreement, dated as of March 14, 2001, by and among the Company, certain of its subsidiaries, Fleet National Bank (f/k/a BankBoston, N.A.) and the other lending institutions party thereto, Fleet National Bank, as administrative agent, Bankers Trust Company, as syndication agent, and Scotiabanc Inc., as documentation agent.(8)
4.9	—	Second Amendment to the Fifth Amended and Restated Revolving Credit Agreement and Term Loan Agreement, dated as of August 10, 2001, by and among the Company, certain of its subsidiaries, the lending institutions party thereto, Fleet National Bank (f/k/a BankBoston, N.A.), as administrative agent, Bankers Trust Company, as syndication agent, and The Bank of Nova Scotia, as documentation agent.(9)
4.10	—	Third Amendment to the Fifth Amended and Restated Revolving Credit and Term Loan Agreement, dated as of December 14, 2001, by and among the Company, certain of its subsidiaries, the lending institutions party thereto, Fleet National Bank (f/k/a BankBoston, N.A.), as administrative agent, Bankers Trust Company, as syndication agent, and The Bank of Nova Scotia, as documentation agent.(11)
4.11	—	Debtor In Possession Revolving Credit Agreement, dated as of December 18, 2001, among NationsRent, Inc. and its subsidiaries party thereto, as debtors and debtors in possession and as joint and several Borrowers, and the lending institutions referred to therein as Banks and Fleet National Bank, as administrative agent, syndication agent, swing lender, and issuing bank, and Fleet Securities, Inc. as lead arranger and book manager.(11)
4.12	—	Security Agreement, dated as of December 18, 2001, among the Company, certain of its subsidiaries, and Fleet National Bank (f/k/a BankBoston, N.A.), as administrative agent.(11)
4.13	—	First Amendment to Debtor In Possession Revolving Credit Agreement and to Security Agreement, dated as of January 31, 2002, by and among the Company, certain of its subsidiaries, the financial institutions party thereto, Fleet National Bank (f/k/a BankBoston, N.A.), as administrative agent, and First Union National Bank, as syndication agent.(11)

Exhibit
Number		Description

4.14	—	Second Amendment to Debtor In Possession Revolving Credit Agreement, dated as of June 28, 2002, by and among the Company, certain of its subsidiaries, the financial institutions party thereto, Fleet National Bank (f/k/a BankBoston, N.A.), as administrative agent, and First Union National Bank, as syndication agent.(12)
10.1	—	Stock Purchase Agreement, dated August 15, 1997, by and among the Company, Sam’s and the shareholders of Sam’s, together with Amendment Nos. 1-6.(1)
10.2	—	Form of Unsecured Subordinated Promissory Note — Sam’s.(1)
10.3	—	Form of Unsecured Convertible Promissory Note — Sam’s.(1)
10.4	—	Form of Unsecured Contingent Convertible Subordinated Promissory Note — Sam’s.(1)
10.5	—	Agreement, dated September 22, 1997, between the Company and Gary L. Gabriel.(1)
10.6	—	Asset Purchase Agreement, dated December 8, 1997, by and among NationsRent of Ohio, Inc., R&R Rental, Inc. (“R&R”) and the sole shareholder of R&R, together with an Amendment dated December 10, 1997.(1)
10.7	—	Form of Unsecured Subordinated Promissory Note — R&R.(1)
10.8	—	Asset Purchase Agreement, dated December 8, 1997, as amended, among NationsRent of Indiana, Inc. and C&E Rental and Service, Inc. (“C&E”), together with an Amendment dated December 23, 1997.(1)
10.9	—	Form of Unsecured Convertible Subordinated Promissory Note C&E.(1)
10.10	—	Stock Purchase Agreement, dated December 20, 1997, as amended, among NationsRent of West Virginia, Inc., Titan, together with an Amendment dated December 31, 1997.(1)
10.11	—	Form of Unsecured Convertible Subordinated Promissory Note — Titan.(1)
10.12	—	Stock Purchase Agreement, dated March 24, 1998, among the Company, Bode-Finn Limited Partnership (“Bode-Finn”) and the shareholders of Bode-Finn, together with Amendment No. 1, dated April 6, 1998, and Amendment No. 2, dated April 17, 1998.(1)
10.13	—	Form of Unsecured Convertible Subordinated Promissory Note — Bode-Finn.(1)
10.14	—	Form of Warrant — Bode-Finn.(1)
10.15	—	Registration Rights Agreement, dated May 5, 1998, among the Company, Bode-Finn, and Raymond E. Mason Foundation.(1)
10.16	—	Asset Purchase Agreement, dated March 25, 1998, among NationsRent of Indiana, Inc., RFL, Enterprises, Inc. and the sole shareholder of RFL Enterprises, Inc. (“RFL”).(1)
10.17	—	Asset Purchase Agreement, dated April 21, 1998, among NationsRent of Florida, Inc. and Naples Rent-All and Sales Company, Inc. (“Naples”).(1)
10.18	—	Form of Unsecured Convertible Subordinated Promissory Note — Naples.(1)
10.19	—	Stock Purchase Agreement, dated May 7, 1998, among the Company, Raymond Equipment Co. (“Raymond Equipment”) and the shareholders of Raymond Equipment.(1)
10.20	—	Form of Unsecured Subordinated Promissory Notes — Raymond Equipment.(1)
10.21	—	Form of Unsecured Convertible Subordinated Promissory Note — Raymond Equipment.(1)
10.22	—	Asset Purchase Agreement, dated May 14, 1998, among the Company and General Rental, Inc.(1)
10.23	—	Stock Purchase Agreement, dated May 30, 1998, among the Company, J. Kelly Co., Inc. (“J. Kelly”) and the shareholders of J. Kelly.(1)
10.24	—	Form of Unsecured convertible Subordinated Promissory Note — J. Kelly.(1)
10.25	—	Form of Registration Rights Agreement among the Company and the shareholders of J. Kelly.(1)
10.26	—	Asset Purchase Agreement, dated June 7, 1998, among the Company, Associated Rental Equipment Management Company, Inc. (“Associated”) and the sole shareholder of Associated.(1)
10.27	—	Form of Unsecured Convertible Subordinated Promissory Note — Associated.(1)
10.28	—	Form of Registration Rights Agreement — Associated.(1)
10.29	—	Form of Subscription Agreement, dated May 1998, between the Company and certain subscribers.(1)
10.30	—	NationsRent Third Amended and Restated 1998 Stock Option Plan.(9)

Exhibit
Number		Description

10.31	—	Form of Stock Option Agreement.(1)
10.32	—	Amended and Restated Purchase Agreement, dated as of September 9, 1998, by and among NationsRent, Inc., Ray L. O’Neal, Inc., Arenco, L.L.C., Don R. O’Neal, Elizabeth M. O’Neal and the O’Neal Revocable Trust dated December 29, 1987.(3)
10.33	—	Unsecured Convertible Subordinated Promissory Note, dated as of October 23, 1998, from the Company to Ray L. O’Neal, Inc.(3)
10.34	—	Preferred Stock Purchase Agreement, dated July 20, 1999, by and among the Company, NR Holdings Limited and NR Investments Limited.(6)
10.35	—	Registration Rights Agreement, dated as of July 20, 1999, by and between the Company, NR Holdings Limited, NR Investments Limited, James L. Kirk and H. Wayne Huizenga.(6)
10.36	—	Preferred Stock Purchase Agreement, dated August 2, 2000, by and among the Company, NR2 Holdings Limited, DB Capital Investors, L.P., J.P. Morgan Capital Corporation and Sixty Wall Street Fund, L.P.(7)
10.37	—	Registration Rights Agreement, dated as of August 2, 2000, by and among the Company, NR2 Holdings Limited, DB Capital Investors, L.P., J.P. Morgan Capital Corporation, Sixty Wall Street Fund, L.P., James L. Kirk and H. Wayne Huizenga and holders of the Series A Convertible Preferred Stock.(7)
10.38	—	Form of Change in Control Severance Agreement.(8)
10.39	—	Form of Key Employee Severance Benefit Plan.(11)
10.40	—	Form of Key Employee Retention Bonus Plan.(11)
10.41	—	Executive Transition Agreement dated as of December 14, 2001 by and between the Company and James L. Kirk.(11)
99	—	Letter to Securities and Exchange Commission, dated May 24, 2002, regarding Temporary Note 3T.(11)

(1)	Incorporated by reference to the Company’s Registration Statement on Form S-1, as amended, Commission File No. 333-56233.
(2)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 1998.
(3)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on November 9, 1998.
(4)	Incorporated by reference to the Company’s Registration Statement on Form S-4, Commission File No. 333-69691.
(5)	Incorporated by reference to the Company’s Registration Statement on Form S-3, Commission File No. 333-88603.
(6)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 1999.
(7)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the period ending June 30, 2000.
(8)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000.
(9)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the period ending June 30, 2001.

(10)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on August 31, 2001.
(11)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001.
(12)	Filed herewith.

(b) Reports on Form 8-K

      The Company filed Current Reports on Form 8-K on March 20 and March 27, 2002 which attached copies of the Company’s Monthly Operating Reports required to be filed with the Bankruptcy Court.

SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NATIONSRENT, INC.

Date: July 24, 2002	By: /s/ PHILIP V. PETROCELLI Philip V. Petrocelli President and Chief Executive Officer (Principal Executive Officer)

Date: July 24, 2002	By: /s/ EZRA SHASHOUA Ezra Shashoua Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Date: July 24, 2002	By: /s/ KRIS E. HANSEL Kris E. Hansel Vice President and Controller (Principal Accounting Officer)