Form 10-Q
period 2002-06-30
NATIONSRENT INC
filed 2002-08-14
CIK 1062515

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2002

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒     No ☐

      The number of shares of Common Stock, par value $0.01 per share, outstanding on July 31, 2002 was 57,364,437.

NATIONSRENT, INC.

INDEX TO QUARTERLY REPORT

ON FORM 10-Q

FOR THE QUARTER ENDED JUNE 30, 2002

PART I

FINANCIAL INFORMATION

     In accordance with Temporary Note 2T to Article 3 of Regulation S-X (“Note 2T”), NationsRent, Inc. (the “Company”) elected not to have Arthur Andersen LLP review its Quarterly Report on Form 10-Q for the three months ended March 31, 2002. As disclosed in the Company's Current Report on Form 8-K, filed on July 17, 2002, the Company has engaged Ernst and Young LLP (“E&Y”), subject to the United States Bankruptcy Court for the District of Delaware’s (the “Bankruptcy Court”) approval, to replace Arthur Andersen LLP as the independent auditors of the Company. On August 14, 2002, the Company received the approval of the Bankruptcy Court to retain E&Y. Pursuant to Note 2T, E&Y subsequently reviewed our Quarterly Report on Form 10-Q for the three months ended March 31, 2002 in accordance with Statement on Auditing Standards No. 71, “Interim Financial Information.” There were no material changes as a result of this review.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

NATIONSRENT, INC.

(Debtor-In-Possession as of December 17, 2001)

CONSOLIDATED BALANCE SHEETS

(In Thousands, Except Share Data)

	June 30,	December 31,
	2002	2001

	(Unaudited)
ASSETS
Cash and cash equivalents	$13,050	$23,787
Accounts receivable, net	85,211	93,584
Inventories	22,869	20,801
Prepaid expenses and other assets	13,845	15,524
Deferred financing costs, net	15,643	15,696
Rental equipment, net	409,805	427,407
Property and equipment, net	86,008	90,717

Total Assets	$646,431	$687,516

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Liabilities Not Subject to Compromise:
Accounts payable	$12,596	$4,983
Accrued compensation and related taxes	4,615	4,770
Accrued expenses and other liabilities	30,394	16,150
Income taxes payable	74	100

Total liabilities not subject to compromise	47,679	26,003
Liabilities Subject to Compromise (Note 5)	1,160,134	1,163,144

Total liabilities	1,207,813	1,189,147

Commitments and Contingencies (Note 2)
Stockholders’ Deficit:
Preferred stock — $0.01 par value, 5,000,000 shares authorized:
Series A convertible, $100,000 liquidation preference, 100,000 shares issued and outstanding at June 30, 2002 and December 31, 2001, respectively	1	1
Series B convertible, $100,000 liquidation preference, 100,000 shares issued and outstanding at June 30, 2002 and December 31, 2001, respectively	1	1
Common stock — $0.01 par value, 250,000,000 shares authorized, 57,364,437 shares issued and outstanding at June 30, 2002 and December 31, 2001, respectively	584	584
Additional paid-in capital	471,172	471,172
Accumulated deficit	(1,030,260)	(970,509)
Treasury stock, at cost, 1,065,200 shares at June 30, 2002 and December 31, 2001, respectively	(2,880)	(2,880)

Total stockholders’ deficit	(561,382)	(501,631)

Total Liabilities and Stockholders’ Deficit	$646,431	$687,516

The accompanying notes are an integral part of these

consolidated financial statements.

NATIONSRENT, INC.

(Debtor-In-Possession as of December 17, 2001)

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

(In Thousands, Except Per Share Data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2002	2001	2002	2001

Revenue:
Equipment rentals	$110,528	$134,418	$201,835	$243,712
Sales of equipment, merchandise, service, parts and supplies	8,300	23,410	15,631	62,902

Total revenue	118,828	157,828	217,466	306,614

Cost of revenue:
Cost of equipment rentals	56,324	49,066	107,786	99,351
Rental equipment depreciation and lease expense	34,587	34,522	66,881	61,503
Cost of sales of equipment, merchandise, service, parts and supplies	6,411	19,902	12,105	56,391

Total cost of revenue	97,322	103,490	186,772	217,245

Gross profit	21,506	54,338	30,694	89,369
Operating expenses:
Selling, general and administrative expenses	25,091	24,281	46,164	48,492
Restructuring charge	—	(186)	—	6,115
Non-rental equipment depreciation and amortization	3,348	8,301	6,694	16,468

Operating income (loss)	(6,933)	21,942	(22,164)	18,294

Other (income)/expense:
Interest expense	12,896	29,588	25,508	62,633
Other, net	(106)	(560)	(161)	(1,085)

	12,790	29,028	25,347	61,548

Loss before reorganization items, benefit for income taxes and cumulative effect of change in accounting principle	(19,723)	(7,086)	(47,511)	(43,254)
Reorganization items, net	9,023	—	12,240	—

Loss before benefit for income taxes and cumulative effect of change in accounting principle	(28,746)	(7,086)	(59,751)	(43,254)
Benefit for income taxes	—	(1,984)	—	(12,130)

Loss before cumulative effect of change in accounting principle	(28,746)	(5,102)	(59,751)	(31,124)
Cumulative effect of change in accounting principle net of income tax benefit	—	—	—	1,359

Net loss	$(28,746)	$(5,102)	$(59,751)	$(32,483)

Net loss per share:
Basic	$(0.50)	$(0.09)	$(1.04)	$(0.57)

Diluted	$(0.50)	$(0.09)	$(1.04)	$(0.57)

Weighted average common shares outstanding:
Basic	57,364	57,364	57,364	57,364

Diluted	57,364	57,364	57,364	57,364

The accompanying notes are an integral part of these

consolidated financial statements.

NATIONSRENT, INC.

(Debtor-In-Possession as of December 17, 2001)

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

	Six Months Ended
	June 30,

	2002	2001

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(59,751)	$(32,483)
Adjustments to reconcile net loss to net cash provided by/(used in) operating activities:
Depreciation and amortization	37,895	44,903
Provision for allowance for doubtful accounts	4,532	3,085
Non-cash restructuring charge	—	6,115
Gain on sale of non-rental equipment	(2)	(169)
Gain on sale of rental equipment	(71)	(2,570)
Gain on sale of business	—	(486)
Deferred income tax benefit	—	(13,184)
Changes in operating assets and liabilities:
Accounts receivable	3,840	(2,520)
Inventories	(2,601)	(1,032)
Prepaid expenses and other assets	1,696	4,343
Accounts payable	7,612	(53,558)
Accrued expenses and other liabilities	14,028	(4,820)
Liabilities subject to compromise	(372)	—
Income taxes payable	(24)	(60)

Net cash provided by/(used in) operating activities	6,782	(52,436)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of rental equipment	(15,605)	(13,057)
Purchases of property and equipment	(2,048)	(5,101)
Proceeds from sale of rental equipment	2,762	47,980
Proceeds from sale of non-rental equipment	10	1,033
Proceeds from sale of business	—	900

Net cash (used in)/provided by investing activities	(14,881)	31,755

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from debt	—	105,286
Payment of deferred financing costs	—	(4,239)
Repayments of debt subject to compromise	(2,638)	—
Repayments of debt	—	(140,831)
Purchase of treasury stock	—	(205)

Net cash used in financing activities	(2,638)	(39,989)

Net decrease in cash and cash equivalents	(10,737)	(60,670)
Cash and cash equivalents, beginning of period	23,787	67,813

Cash and cash equivalents, end of period	$13,050	$7,143

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$28,835	$33,930

Cash paid for income taxes	$20	$151

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Fixed assets acquired under financial obligations	$—	$4,371

The accompanying notes are an integral part of these

consolidated financial statements.

NATIONSRENT, INC.

(Debtor-In-Possession as of December 17, 2001)

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2002

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

      The Bankruptcy Code provides that the Debtors have the exclusive right for certain specified periods during which only they may file and solicit acceptances of a plan of reorganization. The exclusive period of the Debtors to file a plan of reorganization, as extended, is set to expire on August 16, 2002 and the exclusive period of the Debtors to solicit acceptance of a plan of reorganization, as extended, is set to expire on October 17, 2002. Although the Debtors filed a plan of reorganization during this exclusive period, if the Debtors fail to obtain acceptance of such plan from the requisite impaired classes of creditors and equity holders during the exclusive solicitation period, any party in interest, including a creditor, an equity holder, a committee of creditors or equity holders, or an indenture trustee, may file their own plan of reorganization for the Debtors. In July 2002, the official committee of unsecured creditors filed a motion to terminate the Debtors’ exclusive period to file a plan of reorganization and to solicit acceptances of such plan. The Debtors intend to file an objection to such motion and believe that the motion is without merit. The Debtors also intend to seek an extension of the current exclusive period to file a plan of reorganization and to solicit acceptance thereof.

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

Note 3 — Accounting Policies

Basis of Presentation

      The accompanying unaudited interim consolidated financial statements have been prepared by the Company on a going concern basis, which contemplates continuity of operations, realization of assets, and payment of liabilities in the ordinary course of business, and do not reflect adjustments that might result if the Debtors are unable to continue as a going concern. The Debtors’ history of significant losses, the stockholders’ deficit of approximately $561,382,000 as of June 30, 2002 and their Chapter 11 Cases raise substantial doubt about the Debtors’ ability to continue as a going concern. Continuing as a going concern is dependent upon, among other things, the Debtors’ formulation of a plan or plans of reorganization acceptable to the Bankruptcy Court and creditors, the success of future business operations, and the generation of sufficient cash from operations and financing sources to meet the Company’s obligations. The consolidated financial statements do not reflect: (i) the realizable value of assets on a liquidation basis or their availability to satisfy liabilities; (ii) aggregate prepetition liability amounts that may be allowed for unrecorded claims or contingencies, or their status or priority; (iii) the effect of any changes to the Debtors’ capital structure or in the Debtors’ business operations as the result of an approved plan or plans of reorganization; or (iv) adjustments to the carrying value of assets or liability amounts that may be necessary as a result of actions by the Bankruptcy Court. Adjustments necessitated by a plan of reorganization could materially change the amounts reported in the accompanying unaudited interim consolidated financial statements.

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

      The unaudited consolidated financial statements reflect all adjustments of a normal recurring nature which are, in the opinion of management, necessary for a fair presentation of financial results for the three and six months ended June 30, 2002 and 2001, in accordance with generally accepted accounting principles for interim financial reporting and pursuant to Article 10 of Regulation S-X. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. These unaudited interim consolidated financial statements should be read in conjunction with the consolidated financial statements for the year ended December 31, 2001 appearing in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission. Certain prior year balances have been reclassified to conform to the 2002 presentation. The results of operations for the three and six months ended June 30, 2002 are not necessarily indicative of the results which may be reported for the year ending December 31, 2002.

      The unaudited interim consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All material intercompany transactions and balances have been eliminated in consolidation. The comprehensive loss of the Company was equal to net loss for all periods presented.

Rental Equipment Depreciation

      Rental equipment purchased by the Company is recorded at cost and depreciated over its estimated service life using the straight-line method. The range of service lives estimated by management for rental equipment is 36 to 96 months. Rental equipment is depreciated to a residual value ranging from zero to 69.0% of cost.

      As a result of the Company’s current liquidity and capital resource constraints the Company’s ability to dispose of and replace its rental fleet within the service lives set forth in its depreciation policy has been restricted. Currently, approximately ten percent of the Company’s rental fleet has exceeded their service lives as determined by the Company’s depreciation policy. As a result, the Company has extended the service lives and reduced the related residual values of such assets to record depreciation expense in the periods beyond its service life. Such depreciation expense is consistent with the annual depreciation for such assets before the service life was extended. The Company is currently evaluating its overall depreciation policy with regard to service lives and residual values in light of its current liquidity and capital resource constraints.

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

      In June 2001, the FASB issued SFAS No. 142, “Goodwill and Other Intangible Assets.” This pronouncement addresses financial accounting and reporting for intangible assets acquired individually or with a group of other assets. SFAS No. 142 also addresses financial accounting and reporting for goodwill and other intangible assets subsequent to their acquisition. With the adoption of SFAS No. 142, goodwill and certain other intangible assets are no longer subject to amortization. Instead, goodwill will be subject to at least an annual assessment for impairment in value by applying a fair value based test. Any applicable impairment loss is the amount, if any, by which the implied fair value of goodwill is less than the carrying or book value. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001. An impairment loss for goodwill arising from the initial application of SFAS No. 142 is to be reported as a cumulative effect of a change in accounting principle. The Company adopted the provisions of SFAS No. 142, as appropriate. The adoption did not have any impact on the Company’s consolidated financial statements because the Company’s entire goodwill balance was written-off as of December 31, 2001 as a result of the Company’s significant historical and

NATIONSRENT, INC.
(Debtor-In-Possession as of December 17, 2001)

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

projected cash flow losses and the uncertainty surrounding the Company’s ability to restructure its capital structure in a satisfactory manner under the Chapter 11 Cases.

      The following table compares actual results of operations for the three and six months ended June 30, 2002 with pro forma results of operations for the three and six months ended June 30, 2001 assuming that the Company did not amortize goodwill in the 2001 period applying the provisions of SFAS No. 142 to such periods (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2002	2001	2002	2001

Reported net loss	$(28,746)	$(5,102)	$(59,751)	$(32,483)
Add: Goodwill amortization	—	5,190	—	10,382

Adjusted net income (loss)	$(28,746)	$88	$(59,751)	$(22,101)

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

      In May 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections.” This pronouncement requires gains and losses from extinguishment of debt to be classified as an extraordinary item only if the criteria in APB No. 30 have been met. Further, lease modifications with economic effects similar to sale-leaseback transactions must be accounted for in the same manner as sale-leaseback transactions. While the technical corrections to existing pronouncements are not substantive in nature, in some instances they may change accounting practice. The Company has adopted the provisions of SFAS No. 145. This adoption had no impact on the Company’s consolidated financial statements.

      In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” SFAS No. 146 nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” SFAS No. 146 requires companies to recognize costs associated with exit activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. SFAS No. 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. The Company is currently evaluating the impact of this pronouncement.

Note 4 — DIP Financing Facility

      Under the terms of the debtor-in-possession financing facility, as amended (the “DIP Financing Facility”), a revolving credit facility of up to $55,000,000, including up to $20,000,000 for postpetition letters of credit, is available to the Company until the earliest of (i) December 18, 2002, (ii) the date on which the plan of reorganization becomes effective, (iii) any material non-compliance with any of the terms of the order entered by the Bankruptcy Court authorizing the Debtors to enter into the DIP Financing Facility (the “DIP Financing Order”), (iv) any event of default that shall have occurred under the DIP Financing Facility, or (v) consummation of a sale of substantially all of the assets of the Company pursuant to an order of the Bankruptcy Court shall have occurred. The terms of the DIP Financing Facility provided for an initial facility of $20,000,000, which increased to $30,000,000 upon satisfaction of certain conditions. In addition, the DIP Financing Facility will increase to $55,000,000 upon satisfaction of certain additional conditions, including the earlier of (i) the agents’ acceptance of the Debtors’ business plan which addresses the restructuring of the Company’s business operations and (ii) the hiring of a permanent president and chief executive officer

NATIONSRENT, INC.
(Debtor-In-Possession as of December 17, 2001)

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(reasonably acceptable to the agents) and commencement of his/her duties. In any event, the availability under the DIP Financing Facility will be reduced by $5,000,000 on November 30, 2002. Availability under the DIP Financing Facility is also subject to a borrowing base based upon trade accounts receivable. Amounts borrowed under the DIP Financing Facility bear interest per annum equal to the prime rate plus 2.50%. In addition to a facility fee and an underwriting fee of 0.50% each, there is an unused commitment fee of 0.50%, a letter of credit fee of 3.25%, and a letter of credit fronting fee of ..125%. The DIP Financing Facility is secured by super-priority claims and liens on the real and personal assets of the Company that also secure the prepetition senior credit facility. The DIP Financing Facility contains financial covenants requiring maintenance of an asset coverage ratio and a minimum operating cash flow, as well as other covenants that limit, among other things, indebtedness, liens, sales of assets, capital expenditures, investments, and prohibit dividend payments. In addition, the DIP Financing Facility contains a covenant requiring that a permanent president and chief executive officer be selected by July 18, 2002 and be commencing his/her duties by July 31, 2002 (the “CEO Covenant”). In addition to containing defaults customary for similar DIP facilities, a default is also triggered if the Company’s permanent president and chief executive officer ceases to serve for any reason, unless a replacement acceptable to the agents has been appointed and is serving within 30 days. The DIP Financing Facility also provides that the net proceeds of any asset sales in the ordinary course of business will reduce prepetition indebtedness under the senior credit facility.

     The Company currently is in default of the minimum adjusted consolidated EBITDA (as defined in the DIP Financing Facility) covenant and the CEO Covenant contained in the DIP Financing Facility (together the “Current Defaults”). Prior to August 1, 2002, the Company had received waivers from the DIP Financing Facility’s lending institutions related to the Current Defaults, which expired on July 31, 2002. On August 1, 2002, such lending institutions elected to forbear from exercising any remedies contained in the DIP Financing Facility with respect to the Current Defaults and to limit the availability for cash borrowings under the facility to no more than $5,000,000 in excess of existing letters of credit. Such forbearance expires on August 23, 2002. The Company is currently renegotiating the financial covenants in the DIP Financing Facility to reflect its current forecasted results for 2002 and is actively recruiting a permanent president and chief executive officer. The Company believes that the forbearance will be extended periodically until such negotiations are complete and the permanent president and chief executive officer has been hired.

      In connection with the DIP Financing Facility, the Company’s prepetition senior credit facility was amended to provide for subordination of the liens under such facility to the liens under the DIP Financing Facility and use of cash collateral in return for payment of interest on the prepetition senior credit facility. As of June 30, 2002, the Company had made no cash borrowings under the DIP Financing Facility.

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

      As a result of the Chapter 11 Cases, no principal or interest payments may be made on unsecured prepetition debt without Bankruptcy Court approval or until a plan or plans of reorganization providing for the repayment terms has been confirmed by the Bankruptcy Court and becomes effective. Therefore, interest on prepetition unsecured obligations, as well as amortization of deferred financing costs related to such debt, has not been accrued or recorded after the Petition Date. Contractual interest expense not accrued or recorded on certain prepetition debt totaled $7,925,000 and $16,193,000 for the three and six months ended June 30, 2002.

NATIONSRENT, INC.
(Debtor-In-Possession as of December 17, 2001)

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Liabilities subject to compromise consists of the following:

	June 30,	December 31,
	2002	2001

	(in thousands)
Debt	$1,095,914	$1,098,552
Accounts payable	17,339	16,641
Accrued expenses	42,733	43,434
Personal property, real estate and other non-income taxes	4,148	4,517

Total liabilities subject to compromise	$1,160,134	$1,163,144

      Debt subject to compromise consists of the following:

	June 30,	December 31,
	2002	2001

	(in thousands)
Notes payable to financial institutions:
Term loan due July 2006	$394,732	$395,364
Revolving credit facility due July 2004	356,333	355,903
10.375% Senior Subordinated Notes due December 15, 2008 with interest due semi-annually each June 15 and December 15	175,000	175,000
Subordinated promissory notes, bearing interest at 6.0% to 8.5%, interest payable quarterly and maturities through November 2002	625	625
Subordinated convertible promissory notes, bearing interest at 6.0% to 8.5%, interest payable quarterly and maturities through December 2006.	99,782	99,782
Rental equipment financing obligations, secured by equipment, payable in monthly installments, through January 2005	20,530	21,770
Note payable, with interest at the commercial paper rate plus 2.05% to 2.25%, payable in monthly installments through September 2004, secured by equipment	7,083	7,083
Note payable, with interest at the London Interbank Offered Rate plus 2.75%, payable in monthly installments secured by equipment	7,824	7,909
Equipment notes, bearing interest at 6.2% to 9.25% or at the Prime Rate less 0.25%, payable in various monthly installments through April 2003, secured by equipment	33,994	34,105
Note payable to related party (See Note 13)	—	1,000
Other	11	11

Total debt	$1,095,914	$1,098,552

      The Company is currently in default on substantially all of its debt subject to compromise. Despite the Company’s restructuring efforts in late 2000 and early 2001 described below, in December 2001, the Company failed to make a principal payment due on the term loan portion of its senior credit facility, an interest payment due on its 10.375% Senior Subordinated Notes due 2008 (the “Subordinated Notes”), principal and interest payments on certain subordinated notes issued in connection with acquisitions (the “Acquisition Notes”) and certain other scheduled payments.

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

Note 6 — Reorganization Items, Net

      Expenses directly incurred as a result of the Chapter 11 Cases have been segregated from normal operations and are disclosed separately. The major components are as follows:

	Three	Six
	Months Ended	Months Ended
	June 30,	June 30,
	2002	2002

	(In thousands)
Professional fees	$6,878	$9,960
Employee expenses	2,134	2,401
Interest income	(102)	(235)
Other	113	114

Total reorganization items	$9,023	$12,240

      Professional fees consist of costs for financial advisors, legal counsel, consulting and other costs related to professional services incurred. Employee expenses primarily consist of a severance and retention program approved by the Bankruptcy Court to ensure the retention of certain key employees. Interest income consists of interest earned on excess cash balances. Reorganization items for the three and six months ended June 30, 2002 were cash charges.

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

		2002 Activity

	Reserve				Reserve
	Balance at	Amounts	Deductions		Balance at
	December 31,	Charged to			June 30,
	2001	Income	Cash	Non-Cash	2002

Employee termination severance costs	$1,815	$—	$—	$—	$1,815
Facility closures	324	—	—	—	324

	$2,139	$—	$—	$—	$2,139

      The remaining reserve balance at June 30, 2002 for employee termination severance costs relates to the remaining severance payments due to employees terminated under the 2000 restructuring plan.

      The remaining reserve balance at June 30, 2002 for facility closures relates to certain office equipment leases that the Company has not yet received Bankruptcy Court approval to reject. Such approval is expected to occur prior to December 31, 2002.

      The timing and the amounts of all remaining reserve balances related to the 2000 restructuring plan will be determined by the resolution of the Chapter 11 Cases.

Note 8 — Seasonality

      The Company’s revenue and results of operations are dependent upon activity in the construction industry in the markets it serves. Construction activity is dependent upon weather and other seasonal factors affecting construction in the geographic areas where the Company operates. Because of this variability in demand, the Company’s quarterly revenue and results of operations may fluctuate. Accordingly, quarterly or other interim results should not be considered indicative of results to be expected for any other quarter or for a full year.

Note 9 — Loss Per Share

      The following table sets forth the computation of basic and diluted loss per share (in thousands, except per share data):

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2002	2001	2002	2001

Numerator:
Net loss	$(28,746)	$(5,102)	$(59,751)	$(32,483)
Interest expense on convertible subordinated debt, net of income taxes	—	—	—	—

Number — diluted loss per share	$(28,746)	$(5,102)	$(59,751)	$(32,483)

Denominator:
Denominator for basic loss per share — weighted-average shares	57,364	57,364	57,364	57,364

Effect of dilutive securities:
Convertible subordinated debt	—	—	—	—
Convertible preferred stock	—	—	—	—
Employee stock options	—	—	—	—

Denominator for diluted loss per share — adjusted weighted-average shares	57,364	57,364	57,364	57,364

Basic loss per share	$(0.50)	$(0.09)	$(1.04)	$(0.57)

Diluted loss per share	$(0.50)	$(0.09)	$(1.04)	$(0.57)

NATIONSRENT, INC.
(Debtor-In-Possession as of December 17, 2001)

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Options and warrants to purchase 9,153,792 and 9,322,186 shares of common stock were outstanding at June 30, 2002 and 2001, respectively, but were not included in the computation of diluted earnings per share because the exercise prices of such options and warrants were greater than the average fair value of the common shares and, therefore, the effect would be antidilutive.

      Weighted average shares of preferred stock and subordinated debt convertible into 36,507,937 and 10,948,231 shares of common stock, respectively, were outstanding at June 30, 2002 but were not included in the computation of diluted earnings per share since their effect would be antidilutive.

      Weighted average shares of preferred stock and subordinated debt convertible into 36,507,937 and 11,200,621 shares of common stock, respectively, were outstanding at June 30, 2001 but were not included in the computation of diluted earnings per share since their effect would be antidilutive.

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

      In accordance with the transition provisions of SFAS No. 133, the Company recorded a $1,359,000 charge net of $968,000 of income tax benefits, or $0.02 per share, which is recorded in the consolidated statement of operations for the six months ended June 30, 2001 as a cumulative effect of change in accounting principle. The financial statement impact of adopting this standard subsequent to January 1, 2001, is included in the Company’s consolidated statements of operations and balance sheets. All of the Company’s interest rate swap agreements had terminated or expired as of April 30, 2002.

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

Note 12 — Income Taxes

      The Company did not record a tax benefit for the three and six months ended June 30, 2002, respectively, due to the uncertainty surrounding the income tax consequences of the Chapter 11 Cases.

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

General

      NationsRent, Inc. and all of its subsidiaries (“NationsRent,” the “Company,” the “Debtors,” “we” or “us”) is a leading provider of rental equipment in the United States. We offer a comprehensive line of equipment for rent primarily to a broad range of construction, industrial and homeowner customers including general contractors, subcontractors, highway contractors, manufacturing plants, distribution centers and other commercial businesses. We also sell used and new equipment, merchandise, spare parts and supplies. As of July 31, 2002, we operated 239 equipment rental locations in 26 states. We have become a leading provider of rental equipment as a result of a combination of having acquired platform companies in target markets, opened or acquired additional locations concentrated around those businesses and expanded the selection and availability of our rental fleet.

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

      The Debtors are currently operating their business as debtors-in-possession pursuant to applicable provisions of the Bankruptcy Code. Since the Petition Date, the Debtors have continued to conduct business in the ordinary course. Management is in the process of stabilizing the business of the Debtors and evaluating their operations. The Debtors filed a proposed plan of reorganization (the “Proposed Plan”) and related disclosure statement in June 2002, and will seek the requisite acceptance of the plan by impaired creditors and equity holders and confirmation of the plan by the Bankruptcy Court in accordance with the applicable provisions of the Bankruptcy Code. The confirmation of the Proposed Plan of reorganization is one of our primary objectives.

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

      The Proposed Plan sets forth the means for treating claims, including liabilities subject to compromise and interests in our Company. Such means may take a number of different forms. The Proposed Plan or any other plan or plans of reorganization may result in, among other things, significant dilution or elimination of certain classes of existing interests as a result of the issuance of equity securities to creditors or new investors. The confirmation of any plan of reorganization will require creditor acceptance as required under the Bankruptcy Code and approval of the Bankruptcy Court.

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

      For further discussion of the Chapter 11 Cases, see Part I — Item 1. “Financial Statements — Note 2 — Proceedings Under Chapter 11 of the Bankruptcy Code.”

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

Liquidity and Capital Resources

     Prepetition Capital Resources

      Historically, we funded our cash requirements with borrowings under our senior credit facility, proceeds from the issuance of debt and equity securities and cash from operations. As of June 30, 2002, our senior credit facility consisted of a $394.7 million term loan and a revolving credit facility with an outstanding balance of $356.3 million. The senior credit facility is secured by substantially all of our assets.

      As a result of our reliance on debt-based financing facilities, we became highly leveraged. Our ability to meet our financial obligations under these financing arrangements was dependent on, among other things, our results of operations and our ability to maintain compliance with our debt covenants. Beginning in 2000, we experienced increased financial stress and liquidity issues, as well as significant losses from operations. At June 30, 2002, our accumulated deficit reached approximately $1.0 billion.

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

     Adequacy of Capital Resources

      The Debtors are now operating their businesses as debtors-in-possession under chapter 11 of the Bankruptcy Code. In addition to the cash requirements necessary to fund ongoing operations, the Company anticipates that it will incur significant professional fees and other reorganization costs in connection with the Chapter 11 Cases and the restructuring of its business operations. As a result of the uncertainty surrounding NationsRent’s current circumstances, it is difficult to predict the Company’s actual liquidity needs or sources at this time. However, based on current and anticipated levels of operations, and efforts to reduce accounts receivable, the Company anticipates that its cash flow from operations, together with amounts available under the DIP Financing Facility (as defined below), will be adequate to meet its anticipated cash requirements through the end of December 2002, subject to successfully renegotiating certain financial and other covenants in the DIP Financing Facility as described below. In the event that cash flows and available borrowings under the DIP Financing Facility are not sufficient to meet future cash requirements or the Company is not successful at renegotiating certain financial and other covenants in the DIP Financing Facility, the Company may be required to reduce planned capital expenditures or seek additional financing. The Company can provide no assurances that reductions in planned capital expenditures would be sufficient to cover shortfalls in available cash or that additional financing would be available or, if available, offered on acceptable terms. As a result of the Chapter 11 Cases and the circumstances leading to the filing thereof, NationsRent’s access to additional financing is, and for the foreseeable future will likely continue to be, very limited. The Company’s long-term liquidity requirements and the adequacy of the Company’s capital resources are difficult to predict at this time, and ultimately cannot be determined until a plan of reorganization has been confirmed by the Bankruptcy Court in connection with the Chapter 11 Cases.

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

      Under the terms of the DIP Financing Facility, a revolving credit facility of up to $55.0 million, including up to $20.0 million for postpetition letters of credit, is available to the Company until the earliest of (i) December 18, 2002, (ii) the date on which the plan of reorganization becomes effective, (iii) any material non-compliance with any of the terms of the DIP Financing Order, (iv) any event of default that shall have occurred under the DIP Financing Facility, or (v) consummation of a sale of substantially all of the assets of the Company pursuant to an order of the Bankruptcy Court shall have occurred. The terms of the DIP Financing Facility provided for an initial facility of $20.0 million, which increased to $30.0 million upon satisfaction of certain conditions. In addition, the DIP Financing Facility will increase to $55.0 million upon satisfaction of certain additional conditions, including the earlier of (i) the agents’ acceptance of our business plan which addresses the restructuring of the Company’s business operations and (ii) the hiring of a permanent president and chief executive officer (reasonably acceptable to the agents) and commencement of his/her duties. In any event, the availability under the DIP Financing Facility will be reduced by $5.0 million on November 30, 2002. Availability under the DIP Financing Facility is also subject to a borrowing base based upon trade accounts receivable. Amounts borrowed under the DIP Financing Facility bear interest per annum equal to the prime rate plus 2.50%. In addition to a facility fee and an underwriting fee of 0.50% each, there is an unused commitment fee of 0.50%, a letter of credit fee of 3.25%, and a letter of credit fronting fee of 0.125%. The DIP Financing Facility is secured by super-priority claims and liens on the real and personal assets of the Company that also secure the prepetition senior credit facility. The DIP Financing Facility contains financial covenants requiring maintenance of an asset coverage ratio and a minimum operating cash flow, as well as other covenants that limit, among other things, indebtedness, liens, sales of assets, capital expenditures, investments, and prohibit dividend payments. In addition, the DIP Financing Facility contains a covenant requiring that a permanent president and chief executive officer be selected by July 18, 2002 and be commencing his/her duties by July 31, 2002 (the “CEO Covenant”). In addition to containing defaults customary for similar DIP facilities, a default is also triggered if the Company’s permanent president and chief executive officer ceases to serve for any reason, unless a replacement acceptable to the agents has been appointed and is serving within 30 days. The DIP Financing Facility also provides that the net proceeds of any asset sales in the ordinary course of business will reduce prepetition indebtedness under the senior credit facility.

     We are currently in default of the minimum adjusted consolidated EBITDA (as defined in the DIP Financing Facility) covenant and the CEO Covenant contained in the DIP Financing Facility (together the “Current Defaults”). Prior to August 1, 2002, we had received waivers from the DIP Financing Facility’s lending institutions related to the Current Defaults, which expired on July 31, 2002. On August 1, 2002, such lending institutions elected to temporarily forbear from exercising any remedies contained in the DIP Financing Facility with respect to the Current Defaults and limit the availability for cash borrowings under the facility to no more than $5.0 million in excess of existing letters of credit. Such forbearance expires on August 23, 2002. We are currently renegotiating the financial covenants in the DIP Financing Facility to reflect our current forecasted results for 2002 and are actively recruiting a permanent president and chief executive officer. We believe that the forbearance will be extended periodically until such negotiations are complete and the permanent president and chief executive officer has been hired.

      In connection with the DIP Financing Facility, our prepetition senior credit facility was amended to provide for subordination of the liens (to the liens under the DIP Financing Facility) and use of cash collateral in return for payment of interest on the prepetition senior credit facility.

      As of August 13, 2002, the Company had made $1.7 million in cash borrowings and had $11.9 million in letters of credit outstanding under the DIP Financing Facility. Remaining availability under the DIP Financing Facility as of August 13, 2002, was $3.3 million.

     Liquidity Requirements

      Our net cash provided by operations was $6.7 million for the six months ended June 30, 2002 compared to net cash used in operations of $52.4 million for the same period in 2001. The increase in cash provided by operations was primarily due to the stay of pre-petition liabilities subject to compromise as a result of the Chapter 11 Cases and the stay of obligations arising under unexpired leases of nonresidential property during the 60 day period following the Petition Date. Net cash used in investing activities was $14.9 million for the six months ended June 30, 2002, primarily reflecting $15.6 million for purchases of rental equipment, $2.1 million for purchases of and improvements to property and equipment and $2.8 million of proceeds from the sale of both rental and non-rental equipment. Cash used in financing activities was $2.6 million for the six months ended June 30, 2002.

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

      During the six months ended June 30, 2002, we opened 11 NationsRent stores within home improvement stores of Lowe’s Companies, Inc. (“Lowe’s”). As of June 30, 2002, we had opened a total of 51 such stores within Lowe’s stores, and expect to open 19 additional stores in 2002. We estimate that the average capital costs associated with opening a Lowe’s location to be in the range of $0.3 million to $0.5 million.

      We believe cash generated from operations and borrowings under our DIP Financing Facility will be sufficient to fund our cash requirements for existing operations, equipment capital expenditures and new store openings through December 2002, subject to successfully renegotiating certain financial and other covenants in the DIP Financing Facility described above. Our ability to fund existing operations, equipment capital expenditures and new store openings in 2003 and beyond will depend on the ability to either enter into a new, or extend our current, DIP Financing Facility and the outcome of the Chapter 11 Cases.

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

      The remaining components of these charges, along with the activity for 2002 related to these charges, are presented in the following table (in thousands):

		2002 Activity

	Reserve				Reserve
	Balance at	Amounts	Deductions		Balance at
	December 31,	Charged to			June 30,
	2001	Income	Cash	Non-Cash	2002

Employee termination severance costs	$1,815	$—	$—	$—	$1,815
Facility closures	324	—	—	—	324

	$2,139	$—	$—	$—	$2,139

      The remaining reserve balance at June 30, 2002 for employee termination severance costs relates to the remaining severance payments due to employees terminated under the 2000 restructuring plan.

      The remaining reserve balance at June 30, 2002 for office closures relates to certain office equipment leases that we have not yet received Bankruptcy Court approval to reject. Such approval is expected to occur prior to December 31, 2002.

      The timing and the amounts of all remaining reserve balances related to the 2000 restructuring plan will be determined by the resolution of the Chapter 11 Cases.

New Stores

      In October 2000, we entered into an exclusive multi-year strategic alliance with Lowe’s, the world’s second largest home improvement retailer, to operate NationsRent rental centers within select Lowe’s home improvement stores. Operating as a store within a store adjacent to the entrance of a Lowe’s store, the NationsRent stores will rent our full line of construction tools and equipment to Lowe’s customers. We will lease these rental centers from Lowe’s for terms initially expiring in 2008 with two five-year renewal options. The Lowe’s strategic alliance has and will require us to accelerate investments in systems, training, brand support and other store start-up costs. As of June 2002, we operated 51 NationsRent rental centers at Lowe’s locations. In April 2002, the Debtors obtained approval from the Bankruptcy Court to continue the scheduled opening of NationsRent rental centers within select Lowe’s home improvement stores. Our new store growth during the next several years will concentrate on our strategic alliance with Lowe’s to open and operate NationsRent rental centers in select Lowe’s locations. However, given our recent financial performance, there can be no assurance that our relationship with Lowe’s will not be impaired.

Historical Results of Operations

  Three and Six Months Ended June 30, 2002 and 2001

     Revenue. Total revenue decreased $39.0 million, or 24.7% and $89.1 million, or 29.1% for the three and six months ended June 30, 2002, respectively, when compared to the same periods in 2001. Rental revenue decreased $23.9 million, or 17.8% and $41.9 million, or 17.2% for the three and six months ended June 30, 2002, respectively, when compared to the same periods in 2001. As discussed above, during the fourth quarter of 2000, we implemented a plan to significantly restructure our operations. The 2000 restructuring plan resulted in the disposal of approximately 12.0% of our rental fleet and the repositioning of approximately 27.0% of our remaining rental fleet amongst the markets we serve. All markets were negatively impacted by the reduction of rental fleet and certain markets were severely impacted by the shift in rental fleet mix from heavy earth moving equipment to general rental equipment. The filing of the Chapter 11 Cases on December 17, 2001, also caused significant disruptions. These factors, coupled with the continuing weakness in the construction industry and the heightened competition in the equipment rental industry have contributed to the decrease in our rental revenue from the same periods in 2001. In addition during 2001, we divested certain non-core businesses.

     Sales of equipment, merchandise, service, parts and supplies decreased $15.1 million, or 64.5% and $47.3 million, or 75.2% for the three and six months ended June 30, 2002, respectively, when compared to the same periods in 2001. This was primarily due to the decrease in the sale of used equipment by $15.0 million, or 92.8% and $45.2 million, or 94.2% for the three and six months ended June 30, 2002, respectively, when compared to the same periods in 2001. The decrease in used equipment sales was due to the substantial completion of the fleet disposal component of the 2000 restructuring plan in the first quarter 2001.

     Gross Profit. Gross profit decreased $32.8 million, or 60.4% and $58.7 million, or 65.7% for the three and six months ended June 30, 2002, respectively, when compared to the same periods in 2001. Gross profit as a percentage of total revenue was 18.1% and 14.1% for the three and six months ended June 30, 2002, respectively, compared to 34.4% and 29.1% for the same periods in 2001.

     Gross profit for the three and six months ended June 30, 2002 was negatively impacted when compared to the same periods in 2001 by: (i) the decrease in rental revenue discussed above, (ii) an increase in repairs and maintenance expense over the same periods in 2001 as a result of an increase in the average age of our fleet, (iii) an increase in costs associated with stores opened during 2001 and (iv) an increase in rental equipment depreciation expense.

     Operating Expenses. Selling, general and administrative expenses increased $0.8 and decreased $2.3 million for the three and six months ended June 30, 2002, respectively, when compared to the same periods in 2001. Selling, general and administrative expenses were positively impacted by cost reductions made pursuant to our 2000 restructuring plan and the elimination of approximately $1.4 million of charges related to the renegotiation of certain contracts and professional fees incurred in the six months ended June 30, 2001. Selling, general and administrative expenses as a percentage of total revenue were 21.1% and 21.2% for the three and six months ended June 30, 2002, respectively, compared to 15.4% and 15.8% for the same periods in 2001. The primary reason for the increase in selling, general and administrative expenses as a percentage of total revenue for the three and six months ended June 30, 2002 as compared to the same periods in 2001 was the decrease in total revenue mentioned above.

     Also included in operating expenses for the six months ended June 30, 2001 is a $6.1 million charge related to the 2000 restructuring plan.

     Non-rental equipment depreciation and amortization decreased $5.0 and $9.8 million for the three and six months ended June 30, 2002, respectively, when compared to the same periods in 2001. This decrease is primarily related to the write-off of our entire balance of intangible assets related to acquired businesses as of December 31, 2001 and the resulting decrease in amortization related to these intangible assets.

     Operating Loss. Operating loss increased $28.9 and $40.5 million for the three and six months ended June 30, 2002, respectively, when compared to the same periods in 2001. The increase in operating loss was primarily a result of the factors discussed above.

     Other Income and Expense. Interest expense decreased $16.7 and $37.1 million for the three and six months ended June 30, 2002, respectively, when compared to the same periods in 2001. The decrease was due primarily to the fact that in accordance with the American Institute of Certified Public Accountants (“AICPA”) Statement of Position (“SOP”) 90-7, “Financial Reporting by Entities in Reorganization under the Bankruptcy Code,” interest expense is reported only to the extent that it will be paid during the Chapter 11 Cases or that it is probable that it will be an allowed claim. Interest expense reported during the three and six months ended June 30, 2002 is primarily attributable to prepetition borrowings under our senior credit facility while interest expense reported during the three and six months ended June 30, 2001 is attributable to borrowings under our senior credit facility, notes issued to finance the purchase of equipment, subordinated convertible notes issued to sellers of businesses we acquired and our senior subordinated notes. Contractual interest expense and amortization of deferred financing costs not accrued or recorded on certain prepetition debt totaled $7.9 and $16.2 million for the three and six months ended June 30, 2002, respectively.

     Reorganization Items, net. We incurred $9.0 and $12.2 million of net expenses resulting from the reorganization of our business as a result of the filing of the Chapter 11 Cases for the three and six months ended June 30, 2002, respectively. See Item 1. “Financial Statements — Note 6 — Reorganization Items, Net.”

     Income Taxes. Our effective income tax rate was zero and 28% for the three and six months ended June 30, 2002 and 2001, respectively. We did not record a tax benefit for the three and six months ended June 30, 2002 due to the uncertainty surrounding the income tax consequences of the Chapter 11 Cases.

     Cumulative Effect of Change in Accounting Principle. Effective January 1, 2001, we adopted Statement of Financial Accounting Standards (“SFAS”) No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended. The adoption of SFAS No. 133 resulted in an after tax charge of $1.4 million which was reported as a cumulative effect of change in accounting principle for the six months ended June 30, 2001. See Item 1.-“Financial Statements — Note 10 — Cumulative Effect of Change in Accounting Principle.”

     Net Loss. Net loss increased by $23.6 and $27.3 for the three and six months ended June 31, 2002, respectively, when compared to the same periods in 2001. The increase in net loss was primarily a result of the factors discussed above.

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

      In June 2001, the FASB issued SFAS No. 142, “Goodwill and Other Intangible Assets.” This pronouncement addresses financial accounting and reporting for intangible assets acquired individually or with a group of other assets. SFAS No. 142 also addresses financial accounting and reporting for goodwill and other intangible assets subsequent to their acquisition. With the adoption of SFAS No. 142, goodwill and certain other intangible assets are no longer subject to amortization. Instead, goodwill will be subject to at least an annual assessment for impairment in value by applying a fair value based test. Any applicable impairment loss is the amount, if any, by which the implied fair value of goodwill is less than the carrying or book value. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001. An impairment loss for goodwill arising from the initial application of SFAS No. 142 is to be reported as a cumulative effect of a change in accounting principle. We adopted the provisions of SFAS No. 142, as appropriate. The adoption did not have any impact on our consolidated financial statements because our entire goodwill balance was written off as of December 31, 2001 as a result of our significant historical and projected cash flow losses and the uncertainty surrounding our ability to restructure our capital structure in a satisfactory manner under the chapter 11 proceedings.

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

      In May 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections.” This pronouncement requires gains and losses from extinguishment of debt to be classified as an extraordinary item only if the criteria in APB No. 30 have been met. Further, lease modifications with economic effects similar to sale-leaseback transactions must be accounted for in the same manner as sale-leaseback transactions. While the technical corrections to existing pronouncements are not substantive in nature, in some instances they may change accounting practice. We adopted the provisions of SFAS No. 145. This adoption had no impact on our consolidated financial statements.

      In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” SFAS No. 146 nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” SFAS No. 146 requires companies to recognize costs associated with exit activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. SFAS No. 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. We are currently evaluating the impact of this pronouncement.

Factors That May Affect Future Results

      Certain statements and information in this Quarterly Report on Form 10-Q may include “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including in particular the statements about our plans, strategies and prospects under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” These statements are based on our current plans and expectations and involve risks and uncertainties that could cause actual future activities and results to be materially different from those set forth in these forward-looking statements. Important factors that could cause actual results to differ materially from our forward-looking statements are set forth below and elsewhere in this Quarterly Report on Form 10-Q. Such factors include, among others:

•	There are significant uncertainties relating to our Chapter 11 Cases

•	We face uncertainty with respect to treatment of our liabilities in connection with our Chapter 11 Cases

•	Our status as a debtor-in-possession under chapter 11 of the Bankruptcy Code raises “going concern” questions

•	We have substantial debt and are highly leveraged

•	We have experienced losses which may continue in future periods

•	We face uncertainty regarding the adequacy of our capital resources and have limited access to additional financing

•	We are subject to restrictions on the conduct of our business imposed by our financing facilities and the Chapter 11 Cases

•	We believe our equity holders will not receive any value or distribution for their interests under a plan or plans of reorganization

•	Our rental fleet is subject to residual value risk upon disposition

•	Our reorganization will require substantial effort by management

•	Our business is dependent on changes in construction and industrial activities

•	We may not be able to execute our business strategy

•	We may not be able to recover the start-up costs of our strategic alliance with Lowe’s

•	The equipment rental industry is highly competitive and many of our competitors are financially stronger than we are

•	Our revenue and operating results are likely to continue to fluctuate

•	We must comply with various safety and environmental regulations that may increase our expenses and liabilities

•	Some of our liabilities may not be covered by insurance

•	Our operations are dependent on information systems

      We make no commitment to disclose any revisions to forward-looking statements, or any fact, events or circumstances after the date hereof that may bear upon forward-looking statements.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

      Our exposure to market risk is limited primarily to the fluctuating interest rates associated with our variable rate indebtedness. Our variable interest rates are subject to interest rate changes in the United States and the Eurodollar market. At June 30, 2002, we had $787.3 million of variable rate indebtedness (all of which is subject to compromise pursuant to our Chapter 11 Cases), representing approximately 71.8% of our total debt outstanding, at an average interest rate of 6.31%. We do not hold or issue derivative financial instruments for trading or speculative purposes. As of April 30, 2002, all of our interest rate swap agreements had terminated or expired.

PART II — OTHER INFORMATION

Item 1.  Legal Proceedings

     On December 17, 2001, NationsRent and all of its subsidiaries filed the Chapter 11 Cases in the United States Bankruptcy Court for the District of Delaware in Wilmington, Delaware. The cases were consolidated for procedural purposes and designated as Case No. 01-11628 (PJW). On May 20, 2002, the Bankruptcy Court approved the Debtors’ motion to establish a bar date for filing proofs of claim. As a result, the Debtors selected August 5, 2002 as the bar date (the “Bar Date”). In connection with the Chapter 11 Cases, proofs of claim have been and will be filed against the Debtors with the Bankruptcy Court or with the Debtors’ claims and noticing agent, Logan & Company, Inc. The Debtors will then be required to resolve proofs of claim that differ in nature, classification or amount from the Debtors’ books and records through negotiations with the applicable claimants and the filing and prosecution of objections to such claims. For a more detailed description of the Chapter 11 Cases, see Part I — Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Proceedings Under Chapter 11 of the Bankruptcy Code.”

Item 3.  Defaults Upon Senior Securities

      (a) For a detailed discussion of defaults on senior securities, see Part I — Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources.”

Item 6.  Exhibits and Reports on Form 8-K

(a) Exhibits

Exhibit
Number		Description

3.1	—	Amended and Restated Certificate of Incorporation of the Company.(2)
3.2	—	Amended and Restated By-Laws of the Company.(10)
3.3	—	Certificate of Designation for Series A Convertible Preferred Stock.(6)
3.4	—	Certificate of Amendment to Certificate of Designation for Series A Convertible Preferred Stock.(5)
3.5	—	Certificate of Designation for Series B Convertible Preferred Stock.(7)
4.1	—	Unregistered 10 3/8% Global Senior Subordinated Notes due 2008.(4)
4.2	—	Registered 10 3/8% Senior Subordinated Notes due 2008.(4)
4.3	—	Senior Subordinated Guarantee dated December 11, 1998, of the Guarantors as defined therein.(4)
4.4	—	Indenture, dated December 11, 1998, by and among Company, the Guarantors and The Bank of New York.(4)
4.5	—	Registration Rights Agreement, dated December 11, 1998, by and among the Company, the Guarantors and the Initial Purchasers as defined therein.(4)
4.6	—	Fifth Amended and Restated Revolving Credit and Term Loan Agreement, dated as of August 2, 2000, by and among the Company, certain of its subsidiaries, Fleet National Bank (f/k/a BankBoston, N.A.) and the other lending institutions party thereto, Fleet National Bank, as administrative agent, Bankers Trust Company, as syndication agent, and Scotiabanc Inc., as documentation agent.(7)
4.7	—	Second Amended Restated Security Agreement, dated as of August 2, 2000, between the Company, certain of its subsidiaries, and Fleet National Bank (f/k/a BankBoston, N.A.), as administrative agent.(7)
4.8	—	First Amendment to the Fifth Amended and Restated Revolving Credit and Term Loan Agreement and to the Second Amended and Restated Security Agreement, dated as of March 14, 2001, by and among the Company, certain of its subsidiaries, Fleet National Bank (f/k/a BankBoston, N.A.) and the other lending institutions party thereto, Fleet National Bank, as administrative agent, Bankers Trust Company, as syndication agent, and Scotiabanc Inc., as documentation agent.(8)
4.9	—	Second Amendment to the Fifth Amended and Restated Revolving Credit Agreement and Term Loan Agreement, dated as of August 10, 2001, by and among the Company, certain of its subsidiaries, the lending institutions party thereto, Fleet National Bank (f/k/a BankBoston, N.A.), as administrative agent, Bankers Trust Company, as syndication agent, and The Bank of Nova Scotia, as documentation agent.(9)
4.10	—	Third Amendment to the Fifth Amended and Restated Revolving Credit and Term Loan Agreement, dated as of December 14, 2001, by and among the Company, certain of its subsidiaries, the lending institutions party thereto, Fleet National Bank (f/k/a BankBoston, N.A.), as administrative agent, Bankers Trust Company, as syndication agent, and The Bank of Nova Scotia, as documentation agent.(11)
4.11	—	Debtor In Possession Revolving Credit Agreement, dated as of December 18, 2001, among NationsRent, Inc. and its subsidiaries party thereto, as debtors and debtors in possession and as joint and several Borrowers, and the lending institutions referred to therein as Banks and Fleet National Bank, as administrative agent, syndication agent, swing lender, and issuing bank, and Fleet Securities, Inc. as lead arranger and book manager.(11)
4.12	—	Security Agreement, dated as of December 18, 2001, among the Company, certain of its subsidiaries, and Fleet National Bank (f/k/a BankBoston, N.A.), as administrative agent.(11)
4.13	—	First Amendment to Debtor In Possession Revolving Credit Agreement and to Security Agreement, dated as of January 31, 2002, by and among the Company, certain of its subsidiaries, the financial institutions party thereto, Fleet National Bank (f/k/a BankBoston, N.A.), as administrative agent, and First Union National Bank, as syndication agent.(11)

Exhibit
Number		Description

4.14	—	Second Amendment to Debtor In Possession Revolving Credit Agreement, dated as of June 28, 2002, by and among the Company, certain of its subsidiaries, the financial institutions party thereto, Fleet National Bank (f/k/a BankBoston, N.A.), as administrative agent, and First Union National Bank, as syndication agent.(12)
10.1	—	Stock Purchase Agreement, dated August 15, 1997, by and among the Company, Sam’s and the shareholders of Sam’s, together with Amendment Nos. 1-6.(1)
10.2	—	Form of Unsecured Subordinated Promissory Note — Sam’s.(1)
10.3	—	Form of Unsecured Convertible Promissory Note — Sam’s.(1)
10.4	—	Form of Unsecured Contingent Convertible Subordinated Promissory Note — Sam’s.(1)
10.5	—	Agreement, dated September 22, 1997, between the Company and Gary L. Gabriel.(1)
10.6	—	Asset Purchase Agreement, dated December 8, 1997, by and among NationsRent of Ohio, Inc., R&R Rental, Inc. (“R&R”) and the sole shareholder of R&R, together with an Amendment dated December 10, 1997.(1)
10.7	—	Form of Unsecured Subordinated Promissory Note — R&R.(1)
10.8	—	Asset Purchase Agreement, dated December 8, 1997, as amended, among NationsRent of Indiana, Inc. and C&E Rental and Service, Inc. (“C&E”), together with an Amendment dated December 23, 1997.(1)
10.9	—	Form of Unsecured Convertible Subordinated Promissory Note C&E.(1)
10.10	—	Stock Purchase Agreement, dated December 20, 1997, as amended, among NationsRent of West Virginia, Inc., Titan, together with an Amendment dated December 31, 1997.(1)
10.11	—	Form of Unsecured Convertible Subordinated Promissory Note — Titan.(1)
10.12	—	Stock Purchase Agreement, dated March 24, 1998, among the Company, Bode-Finn Limited Partnership (“Bode-Finn”) and the shareholders of Bode-Finn, together with Amendment No. 1, dated April 6, 1998, and Amendment No. 2, dated April 17, 1998.(1)
10.13	—	Form of Unsecured Convertible Subordinated Promissory Note — Bode-Finn.(1)
10.14	—	Form of Warrant — Bode-Finn.(1)
10.15	—	Registration Rights Agreement, dated May 5, 1998, among the Company, Bode-Finn, and Raymond E. Mason Foundation.(1)
10.16	—	Asset Purchase Agreement, dated March 25, 1998, among NationsRent of Indiana, Inc., RFL, Enterprises, Inc. and the sole shareholder of RFL Enterprises, Inc. (“RFL”).(1)
10.17	—	Asset Purchase Agreement, dated April 21, 1998, among NationsRent of Florida, Inc. and Naples Rent-All and Sales Company, Inc. (“Naples”).(1)
10.18	—	Form of Unsecured Convertible Subordinated Promissory Note — Naples.(1)
10.19	—	Stock Purchase Agreement, dated May 7, 1998, among the Company, Raymond Equipment Co. (“Raymond Equipment”) and the shareholders of Raymond Equipment.(1)
10.20	—	Form of Unsecured Subordinated Promissory Notes — Raymond Equipment.(1)
10.21	—	Form of Unsecured Convertible Subordinated Promissory Note — Raymond Equipment.(1)
10.22	—	Asset Purchase Agreement, dated May 14, 1998, among the Company and General Rental, Inc.(1)
10.23	—	Stock Purchase Agreement, dated May 30, 1998, among the Company, J. Kelly Co., Inc. (“J. Kelly”) and the shareholders of J. Kelly.(1)
10.24	—	Form of Unsecured convertible Subordinated Promissory Note — J. Kelly.(1)
10.25	—	Form of Registration Rights Agreement among the Company and the shareholders of J. Kelly.(1)
10.26	—	Asset Purchase Agreement, dated June 7, 1998, among the Company, Associated Rental Equipment Management Company, Inc. (“Associated”) and the sole shareholder of Associated.(1)
10.27	—	Form of Unsecured Convertible Subordinated Promissory Note — Associated.(1)
10.28	—	Form of Registration Rights Agreement — Associated.(1)
10.29	—	Form of Subscription Agreement, dated May 1998, between the Company and certain subscribers.(1)
10.30	—	NationsRent Third Amended and Restated 1998 Stock Option Plan.(9)

Exhibit
Number		Description

10.31	—	Form of Stock Option Agreement.(1)
10.32	—	Amended and Restated Purchase Agreement, dated as of September 9, 1998, by and among NationsRent, Inc., Ray L. O’Neal, Inc., Arenco, L.L.C., Don R. O’Neal, Elizabeth M. O’Neal and the O’Neal Revocable Trust dated December 29, 1987.(3)
10.33	—	Unsecured Convertible Subordinated Promissory Note, dated as of October 23, 1998, from the Company to Ray L. O’Neal, Inc.(3)
10.34	—	Preferred Stock Purchase Agreement, dated July 20, 1999, by and among the Company, NR Holdings Limited and NR Investments Limited.(6)
10.35	—	Registration Rights Agreement, dated as of July 20, 1999, by and between the Company, NR Holdings Limited, NR Investments Limited, James L. Kirk and H. Wayne Huizenga.(6)
10.36	—	Preferred Stock Purchase Agreement, dated August 2, 2000, by and among the Company, NR2 Holdings Limited, DB Capital Investors, L.P., J.P. Morgan Capital Corporation and Sixty Wall Street Fund, L.P.(7)
10.37	—	Registration Rights Agreement, dated as of August 2, 2000, by and among the Company, NR2 Holdings Limited, DB Capital Investors, L.P., J.P. Morgan Capital Corporation, Sixty Wall Street Fund, L.P., James L. Kirk and H. Wayne Huizenga and holders of the Series A Convertible Preferred Stock.(7)
10.38	—	Form of Change in Control Severance Agreement.(8)
10.39	—	Form of Key Employee Severance Benefit Plan.(11)
10.40	—	Form of Key Employee Retention Bonus Plan.(11)
10.41	—	Executive Transition Agreement dated as of December 14, 2001 by and between the Company and James L. Kirk.(11)
99	—	Letter to Securities and Exchange Commission, dated May 24, 2002, regarding Temporary Note 3T.(11)
99.1	—	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.(13)

(1)	Incorporated by reference to the Company’s Registration Statement on Form S-1, as amended, Commission File No. 333-56233.
(2)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 1998.
(3)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on November 9, 1998.
(4)	Incorporated by reference to the Company’s Registration Statement on Form S-4, Commission File No. 333-69691.
(5)	Incorporated by reference to the Company’s Registration Statement on Form S-3, Commission File No. 333-88603.
(6)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 1999.
(7)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the period ending June 30, 2000.
(8)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000.
(9)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the period ending June 30, 2001.

(10)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on August 31, 2001.
(11)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001.
(12)	Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the period ending March 31, 2002.
(13)	Filed herewith.

(b) Reports on Form 8-K

      The Company filed Current Reports on Form 8-K on April 24 and June 3, 2002 which attached copies of the Company’s Monthly Operating Reports required to be filed with the Bankruptcy Court. The Company also filed a Current Report on Form 8–K on June 21, 2002 relating to the Company's filing of its proposed Joint Plan of Reorganization and related disclosure statement with the Bankruptcy Court.

SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NATIONSRENT, INC.

Date: August 14, 2002	By: /s/ PHILIP V. PETROCELLI Philip V. Petrocelli President and Chief Executive Officer (Principal Executive Officer)

Date: August 14, 2002	By: /s/ EZRA SHASHOUA Ezra Shashoua Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Date: August 14, 2002	By: /s/ KRIS E. HANSEL Kris E. Hansel Vice President and Controller (Principal Accounting Officer)