Form 10-K
period 2002-12-31
NATIONSRENT INC
filed 2003-03-31
CIK 1062515

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS

PURSUANT TO SECTIONS 13 OR 15(d) OF THE
SECURITIES AND EXCHANGE ACT OF 1934

(Mark One)
[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2002
OR
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission File Number: 001-14299

NATIONSRENT, INC.

(Debtor-In-Possession as of December 17, 2001)
(Exact Name of Registrant as Specified in its Charter)

DELAWARE (State or Other Jurisdiction of Incorporation or Organization)	31-1570069 (I.R.S. Employer Identification Number)

450 East Las Olas Boulevard, Suite 1400 Fort Lauderdale, Florida (Address of Principal Executive Offices)	33301 (Zip Code)

Registrant’s telephone number, including area code: (954) 760-6550

Securities Registered Pursuant To Section 12(b) of the Act:

None

Securities Registered Pursuant to Section 12(g) of the Act:

Common Stock, par value $.01 per share
(Title of class)

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

      Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

      As of February 28, 2003, the registrant had 57,364,437 shares of common stock, $.01 par value per share, outstanding and, at such date, the aggregate market value of the shares of common stock held by non-affiliates of the registrant was nominal. Under the registrant’s proposed plan of reorganization (as described in more detail herein), equity holders shall receive no value or distribution on account of the equity securities of the registrant.

DOCUMENTS INCORPORATED BY REFERENCE

      None

INDEX

TO FORM 10-K

i

      Certain statements and information in this Annual Report on Form 10-K may include “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including in particular the statements about our plans, strategies and prospects under Item 1. — “Business” and Item 7. — “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” These statements are based on our current plans and expectations and involve risks and uncertainties that could cause actual future activities and results to be materially different from those set forth in these forward-looking statements. Important factors that could cause actual results to differ materially from our forward-looking statements are set forth below in Item 7. — “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Factors that may Affect Future Results” and elsewhere in this Annual Report on Form 10-K. We make no commitment to disclose any revisions to forward-looking statements, or any fact, events or circumstances after the date hereof that may bear upon forward-looking statements.

PART I

Item 1.  Business

Introduction

      NationsRent, Inc., a Delaware corporation, together with its subsidiaries (the “Company,” “NationsRent,” the “Registrant,” or in connection with the Chapter 11 Cases (as defined below) the “Debtors”), is a provider of rental equipment in the United States with over 245 locations in 26 states. We offer a comprehensive line of equipment for rent primarily to a broad range of construction, industrial and homeowner customers including general contractors, subcontractors, highway contractors, manufacturing plants, distribution centers and other commercial businesses. We also sell used and new equipment, spare parts and supplies, and provide maintenance and repair services.

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

      In conjunction with the commencement of the Chapter 11 Cases, the Debtors sought and obtained several orders from the Bankruptcy Court which were intended to enable the Debtors to continue to operate in the normal course of business during the Chapter 11 Cases, including orders to (i) permit the Debtors to operate their consolidated cash management system during the Chapter 11 Cases in substantially the same manner as it was operated prior to the commencement of the Chapter 11 Cases, (ii) authorize payment of prepetition employee salaries, wages, and benefits and reimbursement of prepetition employee business expenses, (iii) authorize payment of prepetition sales, payroll, and use taxes owed by the Debtors, (iv) authorize payment of certain prepetition obligations to customers, (v) continue workers’ compensation insurance programs and certain pre-petition claims, premiums and related expenses, (vi) authorize payment of certain mechanics’ lien and freight charges, (vii) determine adequate assurance of payment for future utility services, (viii) authorize payment of installments under insurance premium finance agreements, (ix) authorize maintenance and continuation of insurance programs and related relief, and (x) authorize payment of certain other prepetition claims.

      In January 2002, the United States trustee for the District of Delaware appointed an Official Committee of Unsecured Creditors in accordance with the provisions of the Bankruptcy Code. In March 2002, the Bankruptcy Court also entered an order (the “DIP Financing Order”) authorizing the Debtors to enter into a debtor-in-possession financing facility, dated December 18, 2001, as amended (the “DIP Financing Facility”), with certain of the Debtors’ prepetition senior secured lenders, and to grant first priority priming liens, mortgages, and security interests on substantially all of the assets of the Debtors to secure the

DIP Financing Facility. See Item 7. — “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources” below for a further discussion regarding the DIP Financing Facility.

      The Bankruptcy Code provides that the Debtors have the exclusive right for certain specified periods during which only they may file and solicit acceptances of a plan of reorganization. If the Debtors fail to file a plan of reorganization during this exclusive period or any extensions thereof or, after such plan has been filed, if the Debtors fail to obtain acceptance of such plan from the requisite impaired classes of creditors and equity holders during the exclusive solicitation period, any party in interest, including a creditor, an equity holder, a committee of creditors or equity holders, or an indenture trustee, may file their own plan of reorganization for the Debtors. The initial exclusive period of the Debtors to file a plan of reorganization was set to expire on April 15, 2002 and the initial exclusive period of the Debtors to solicit acceptance of a plan of reorganization was set to expire on June 15, 2002. The Debtors have filed successive motions to extend such exclusive periods, which are now set to expire on April 16, 2003 and June 17, 2003, respectively.

      In June 2002, the Debtors filed their proposed Joint Plan of Reorganization and related disclosure statement with the Bankruptcy Court. In December 2002, after negotiating with several parties in interest, the Debtors filed their First Amended Joint Plan of Reorganization (the “Proposed Plan”) and related disclosure statement (the “Disclosure Statement”). The Proposed Plan was jointly proposed by the Debtors, the official committee of unsecured creditors and the holders of a majority of the bank debt under the Debtors’ prepetition senior secured credit facility. Under the terms of the Proposed Plan (i) the holders of allowed claims under the Debtors’ prepetition senior secured credit facility shall receive 95% of the new common stock, new preferred stock and new subordinated notes of the reorganized company and (ii) a creditor trust for the benefit of the holders of allowed general unsecured claims shall receive 5% of the new securities and $300,000 in cash. The Proposed Plan does not provide for any value or distribution to existing equity holders of the Company. If the holders of allowed general unsecured claims do not approve the Proposed Plan, no property will be distributed to the creditor trust on behalf of the holders of the allowed general unsecured claims and the holders of allowed claims under the Debtors’ prepetition senior secured credit facility shall receive 100% of the new securities. The description of the Proposed Plan is subject to the terms of the Proposed Plan which is filed herewith as an exhibit and incorporated herein by reference. In addition, the Proposed Plan and Disclosure Statement are available on the Company’s internet web site at www.nationsrent.com.

      The confirmation of a plan of reorganization is one of our primary objectives. In February 2003, the Bankruptcy Court approved the Disclosure Statement which together with the Proposed Plan has been sent to all creditors for approval. The deadline to vote to accept or reject the Proposed Plan was March 21, 2003. The hearing to consider confirmation of the Proposed Plan is presently scheduled for April 3, 2003 at 1:30 P.M. eastern time in the Bankruptcy Court. In order to confirm a plan of reorganization, the Bankruptcy Court, among other things, is required to find that (i) with respect to each impaired class of creditors and equity holders, each holder in such class has accepted the plan or will, pursuant to the plan, receive at least as much as such holder would receive in a liquidation, (ii) each impaired class of creditors and equity holders has accepted the plan by the requisite vote (except as described in the following sentence), and (iii) confirmation of the plan is not likely to be followed by a liquidation or a need for further financial reorganization of the Debtors or any successors to the Debtors unless the plan proposes such liquidation or reorganization. If any impaired class of creditors or equity holders does not accept the plan and, assuming that all of the other requirements of the Bankruptcy Code are met, the proponents of the plan may invoke the “cram down” provisions of the Bankruptcy Code. Under these provisions, the Bankruptcy Court may confirm a plan notwithstanding the non-acceptance of the plan by an impaired class of creditors or equity holders if certain requirements of the Bankruptcy Code are met. These requirements may, among other things, necessitate payment in full for senior classes of creditors before payment to a junior class can be made. See Item 7. — “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Factors That May Affect Future Results.”

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

Strategic Initiatives

      In late 2000 and early 2001, we implemented a restructuring plan to address a significant imbalance between our revenue and costs. This plan included disposing of excess rental equipment, the closing of certain offices and locations and certain other cost cutting measures. See Item 7. — “Management’s Discussion and Analysis of Financial Condition and Results of Operations — 2000 Restructuring Plan.” Notwithstanding

these efforts, as a result of continuing weakness in the construction industry and heightened competition in the equipment rental industry, we continued to experience a decline in our operating results causing significant constraints on our liquidity. Under these circumstances, we determined that it was in the best interests of our stakeholders to file the Chapter 11 Cases to allow us the opportunity to restructure our financial obligations, focus on our operations and develop and implement a new business plan.

     In connection with our Chapter 11, Cases, the Debtors conducted a comprehensive strategic business review, including the development of a business plan to address both short-term and longer-term issues required to stabilize and revitalize the Debtors’ businesses (the “Business Plan”). After analyzing the challenges faced by the Debtors, the Debtors, together with the principals of the holders of a majority of the claims under the Company’s prepetition senior secured credit facility developed a strategic plan aimed at leveraging the Debtors’ position as a market leader and improving their profitability. The key initiatives of the strategic plan, to be implemented or continued by the reorganized company (“Reorganized NationsRent”), include the following:

(a)	Business Growth: Two key components of the Business Plan are (i) the establishment of a conservative capital structure and (ii) the creation of a national platform to deliver a broader selection of products and services to NationsRent customers in a manner that is complimentary to relationships with key vendors and strategic alliance partners. Recent store closings, liquidation of rental equipment and rejection of rental equipment operating leases have significantly reduced the Debtors' revenue and ability to generate cash flow. Reorganized NationsRent is expected to use its conservatively leveraged balance sheet as a competitive advantage as it attempts to reverse recent negative trends in financial performance. Reorganized NationsRent is expected to establish key vendor relationships to acquire additional new, re-built and used rental equipment on terms that are consistent with building market share during a period of industry rationalization. New product and service offerings are expected to further differentiate Reorganized NationsRent from both local independent rental operations and national firms. Such offerings will focus on non-capital intensive areas including, but not limited to: third party repair and maintenance, service contracts and enhanced merchandising.

(b)	Fleet Optimization. Reorganized NationsRent is expected to continue to implement steps to improve rental revenue utilization. These steps include (i) developing compensation programs that reward employees for attaining achievable rental, sales and service goals that they are able to directly influence, (ii) improved monitoring of fleet deployment to assess opportunities to take advantage of higher deployment within contiguous markets and (iii) improved accountability for safety and fleet maintenance.

(c)	Revenue Enhancement through NationsRent at Lowe’s Stores. As of March 15, 2003, NationsRent operated 76 stores at Lowe’s locations. The Business Plan also contemplates that an additional 24 locations will open in 2003 followed by 45 and 60 locations in 2004 and 2005, respectively.

(d)	Enhance/Expand Customer Base. Reorganized NationsRent is expected to focus on the improvement of operational execution in an effort to attract new customers and retain existing customers. Differentiating products and services will be introduced to existing customers when a compelling value-added proposition exists and where execution risk can be successfully managed using existing systems and infrastructure.

Management Changes

      In August 2002, after considering numerous candidates and input from the Debtors’ pre and post petition secured lenders and the official committee of unsecured creditors, the Debtors selected D. Clark Ogle for the position of Chief Executive Officer. Pursuant to the Proposed Plan, it is expected that Thomas J. Putman will replace Mr. Ogle as Chief Executive Officer of Reorganized NationsRent.

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

      Our locations offer for rent a full range of rental equipment, including the following:

- backhoes - bulldozers - pressure washers - skid steer loaders - light towers	- aerial lifts and work platforms - compressors and generators - specialized hand tools - trailers and storage containers - pumps	- forklifts - excavators - wheel loaders - lawn and garden tools

      From August 1997 through April 2000, we acquired 58 equipment rental businesses. Until late 2000, our operating strategy had been focused on building a national platform in target markets, establishing the NationsRent brand and creating a foundation for future internal growth. In late 2000, as a result of adverse business conditions, we terminated our acquisition program and began implementing an operational restructuring plan to cut costs and increase cash flow, including the disposal of excess rental fleet, the closing of certain offices and locations and other cost cutting measures. Our focus has now shifted to internal operations and improved management of our existing asset base. In the near term, internal growth will be limited to increasing the number of NationsRent rental centers located in Lowe’s home improvement stores, through our strategic alliances with Lowe’s. See “— Lowe’s Strategic Alliance.”

Industry Overview

      According to industry sources, the United States equipment rental industry grew from an estimated $614.0 million in revenue in 1982 to nearly $26.0 billion in 2002. Construction and industrial companies primarily have driven this growth by increasingly outsourcing their equipment needs to reduce investment in non-core assets and convert cost from fixed to variable. The growth rate in the rental industry continued to slow dramatically in 2002, largely as a result of slowing construction activity in 2002 primarily in the non-residential building segment.

Operations

      As of March 15, 2003 we operate over 245 locations in 26 states. Our operations consist of:

-	renting a full range of equipment to construction and industrial customers;

-	selling used equipment inventory;

-	selling new equipment; and

-	selling parts, supplies and merchandise and providing repair and maintenance services to complement our equipment rentals and sales.

      Equipment Rentals. We rent on a daily, weekly and monthly basis a broad variety of light, medium and heavy equipment serving contractors and other commercial and industrial customers as well as homeowners. Our rental inventory includes such equipment as aerial lifts and work platforms, air compressors, backhoes, boom lifts, bulldozers, ditch equipment, forklifts, generators, excavators, and a variety of small tools. The mix of equipment offered from each of our locations varies based on the needs of the local market. We make capital investments in new equipment, engage in sales of used equipment and conduct preventive maintenance.

      Used Equipment Sales. We sell used equipment in the normal course of business to customers that wish to own highly maintained used equipment as a complement to their owned and rented equipment fleets.

      New Equipment Sales. We are a distributor of new equipment on behalf of certain nationally known equipment manufacturers.

      Merchandise, Parts, Supplies and Service. We sell merchandise, parts and supplies to our customers in conjunction with our equipment rental and sales business. We provide repair service to rental and sales customers.

Lowe’s Strategic Alliance

      In October 2000, we entered into an exclusive multi-year strategic alliance with Lowe’s to operate NationsRent rental centers in select Lowe’s home improvement stores. This multi-year alliance followed a six-month, six-store pilot program which commenced in April 2000. Operating as a store within a store adjacent to the entrance of a Lowe’s store, the NationsRent stores will offer for rent our full line of construction tools and equipment. As with all other NationsRent stores in a particular market, customers will have access through a Lowe’s rental center to all of the equipment, infrastructure and personnel available in that market. The alliance is designed to offer professional contractors one stop shopping with convenient access to both building supplies and rental equipment from complementary brands focused on customer service.

      Lowe’s (NYSE: LOW) is one of the country’s premier home improvement retailers and has annual sales of more than $26.5 billion. Lowe’s serves more than four million do-it-yourself retail and commercial business customers through more than 850 stores in 44 states.

      As of March 15, 2003, we operated 76 rental centers in Lowe’s home improvement stores in 8 states. We expect to open an additional 24 of these rental centers by the end of 2003. We believe that our strategic alliance with Lowe’s will offer us a number of competitive advantages, including continued low cost penetration in our existing markets, an efficient low cost way to enter new markets, access to a new customer segment, the do-it-yourselfer, which is estimated to represent approximately $135.0 billion in annual sales, and increased brand awareness by virtue of Lowe’s high customer traffic locations and co-promotions with Lowe’s.

      In April 2002, the Bankruptcy Court approved the Company’s assumption of its strategic alliance agreement with Lowe’s, together with all of the leases of the Company’s rental centers at Lowe’s home improvement stores. Accordingly, we are continuing to open NationsRent rental centers in select Lowe’s home improvement stores.

Customers

      We serve over 425,000 active accounts in the construction, industrial, homeowner and other segments of the equipment rental industry. No single customer accounted for more than 10.0% of our 2002 revenue. Our customers vary in size from large Fortune 500 companies to small construction contractors, subcontractors, machine operators and homeowners.

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

Trademarks

      We own a number of registered service marks which include the name “NationsRent.” Management views these service marks as material to NationsRent.

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

      At times, industry-wide price pressures on certain classes of equipment have adversely affected equipment rental companies, and we have, on such occasions, priced our equipment in response to these pressures. Moreover, at times when the equipment rental industry has experienced equipment oversupply, competitive pressure has intensified, with a negative impact on the industry’s rental rates.

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

Employees

      As of March 13, 2003, we employed 3,191 persons, 138 of which were covered by a collective bargaining agreement. We believe our relations with our employees are good. For a description of certain work force reduction initiatives, see Item 7. — “Management’s Discussion and Analysis of Financial Condition and Results of Operations — 2000 Restructuring Plan.”

Item 2.  Properties

      Our corporate headquarters are located in Fort Lauderdale, Florida, in leased premises. Substantially all of our properties and equipment are subject to liens securing payment of portions of our indebtedness. As of March 15, 2003, we operated over 245 rental locations located in 26 states: Alabama, Arizona, California, Colorado, Connecticut, Florida, Georgia, Indiana, Kentucky, Louisiana, Maine, Massachusetts, Michigan, Nevada, New Hampshire, New Jersey, New York, North Carolina, Ohio, Pennsylvania, Rhode Island, South Carolina, Tennessee, Texas, Utah, and West Virginia. We lease the real estate for all but two of our locations and also lease certain of our equipment. We believe that all of our facilities are sufficient for our current needs. For a description of certain facility closure and consolidation activities, see Item 7. — “Management’s Discussion and Analysis of Financial Condition and Results of Operations — 2000 Restructuring Plan.”

Item 3.  Legal Proceedings

      On December 17, 2001, NationsRent and all of its subsidiaries filed the Chapter 11 Cases. The cases were consolidated for procedural purposes and designated as Case No. 01-11628 (PJW). On May 20, 2002, the Bankruptcy Court approved the Debtors’ motion to establish a bar date for filing proofs of claim. As a result, the Debtors selected August 5, 2002 as the bar date (the “Bar Date”). In connection with the Chapter 11 Cases, proofs of claim have been filed against the Debtors with the Bankruptcy Court or with the Debtors’ claims and noticing agent, Logan & Company, Inc. The Debtors currently are reconciling filed claims that differ in nature, classification or amount from the Debtors’ books and records through negotiations with the applicable claimants and the filing and prosecution of objections to such claims.

     In December 2002, the Debtors filed the Proposed Plan. In February 2003, the Bankruptcy Court approved the Disclosure Statement which, together with the Proposed Plan, was sent to all of the Debtor’s creditors for approval. Under the terms of the Proposed Plan, request for payment of administrative claims must be filed no later than 60 days following the effective date of the Proposed Plan, or in the cases of an administrative claim that arises in connection with an executory contract or unexpired lease, within 60 days after such contract or lease is assumed or rejected. Holders of administrative claims that are based on liabilities incurred by the Debtors in the ordinary course of business after the Petition Date are not required to file any request for payment of such claims. On the effective date of the Proposed Plan, a creditors’ trust for the benefit of general unsecured claims will be formed to receive distributions in respect of general unsecured claims. Pursuant to the Proposed Plan, the Debtors will assign to the creditors’ trust their right to object to all general unsecured claims and to pursue all preference actions and other claims or causes of action under sections 544 through 550 of the Bankruptcy Code that have not been resolved or released pursuant to the Proposed Plan. For a more detailed description of the treatment of claims under the Proposed Plan, reference is made to the Proposed Plan, which is incorporated herein by reference and filed as an exhibit hereto. Copies of the Proposed Plan and Disclosure Statement are available on the Company’s website at www.nationsrent.com.

      The Debtors were party to various legal proceedings arising in the ordinary course of their business prior to the filing of the Chapter 11 Cases, none of which were material to the Debtors’ financial condition or results of operations. All such proceedings have been stayed as of the Petition Date, unless the stay has been or will be lifted by the Bankruptcy Court, and any liabilities related to such claims are subject to compromise pursuant to a plan of reorganization in the Chapter 11 Cases.

      We have also become party to legal proceedings arising in the ordinary course of business after the Petition Date, none of which are material to our financial condition or results of operations.

Item 4.  Submission of Matters to a Vote of Security Holders

      No matters were submitted to our stockholders during the fourth quarter of 2002.

PART II

Item 5.	Market for Registrant’s Common Equity and Related Stockholder Matters

      Our common stock, $.01 par value per share, was traded on the New York Stock Exchange (the “NYSE”) under the symbol “NRI” until the NYSE suspended trading in our common stock on November 23, 2001. The following table sets forth, for the periods indicated, the range of the high and low sales prices per share for the common stock on the NYSE.

	Price Range of
	Common Stock

	High	Low

Fiscal Year Ended December 31, 2001:
First Quarter	2.1250	1.0100
Second Quarter	1.0900	0.3500
Third Quarter	0.5100	0.1600
Fourth Quarter (through November 23, 2001)	0.2200	0.0700

      Our common stock was delisted from the NYSE in December 2001. After the NYSE suspended trading in our common stock, it began trading on the over-the-counter electronic bulletin board, commonly known as the pink sheets (the “OTCBB”), under the symbol “NRNQE.” During the period from the time trading commenced on the OTCBB until May 31, 2002, the reported bid price for the common stock on the OTCBB ranged from a high of $0.13 to a low of $0.02. The quotations reflect interdealer prices without retail mark-up, mark-down or commission and may not represent actual transactions. As a result of our late filings of required reports under the Securities Exchange Act of 1934, our stock was not eligible for trading on the OTCBB beginning June 1, 2002. As of March 15, 2003, there were approximately 170 holders of record of our common stock.

      A liquid public market for our common stock does not exist, which may make it difficult for you to sell our common stock. NationsRent cautions investors that an investment in any of its securities is highly speculative. NationsRent believes the existing equity securities of NationsRent, including its preferred and common stock, has and will have no value. The Proposed Plan does not provide NationsRent’s existing equity holders with any distributions, including any interest in the Reorganized NationsRent.

      We have not paid any dividends in the past and presently anticipate that earnings, if any, will be retained for the development of our business and that we will not declare dividends on the common stock in the foreseeable future. In addition, our ability to declare or pay dividends is restricted by the terms of our credit facilities as well as the terms of the indenture governing our 10 3/8% senior subordinated notes due 2008. See Item 7. — “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources.”

Item 6.  Selected Financial Data

      The selected financial data set forth below should be read in conjunction with our Consolidated Financial Statements and notes thereto contained in Part II, Item 8 of this Annual Report on Form 10-K. The following selected consolidated financial information summarizes the statement of operations data of NationsRent for the years ended December 31, 1998, 1999, 2000, 2001 and 2002 and selected balance sheet data as of December 31, 1998, 1999, 2000, 2001 and 2002 which have been derived from the audited consolidated financial statements of NationsRent included herein except for 1998, 1999 and certain 2000 information not included herein. The other data has been derived from the consolidated financial statements referred to above for the applicable periods. See also Item 7. — “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

	The Company(1)

	Twelve Months Ended December 31,

	1998	1999	2000	2001	2002

	(dollars in thousands, except per share data)
Statement of Operations Data:
Revenue:
Equipment rentals	$150,668	$415,629	$546,434	$499,040	$419,057
Sales of equipment, merchandise, service, parts and supplies	85,730	142,792	122,614	95,619	43,084

Total revenue	236,398	558,421	669,048	594,659	462,141

Cost of revenue:
Cost of equipment rentals	49,866	127,049	207,466	241,959	240,324
Rental equipment depreciation and lease expense(2)	30,681	87,358	136,100	140,895	149,736
Cost of sales of equipment, merchandise, service, parts and supplies	61,455	94,594	94,187	100,653	38,057
Impairment of rental equipment	—	—	—	—	16,923

Total cost of revenue	142,002	309,001	437,753	483,507	445,040

Gross profit	94,396	249,420	231,295	111,152	17,101
Selling, general and administrative expenses	44,411	101,873	130,189	124,374	95,998
Restructuring charge(3)	—	—	72,005	9,653	—
Impairment of intangible assets related to acquired businesses(4)	—	—	—	770,833	—
Expenses related to abandoned merger, net(5)	—	3,932	—	—	—
Non-rental equipment depreciation and amortization(2)	7,266	22,136	27,810	36,792	15,606

Operating income (loss)	42,719	121,479	1,291	(830,500)	(94,503)

Other (income)/expense:
Interest expense, net	20,858	69,228	99,285	109,751	34,389
Other, net	(401)	(2,320)	548	(731)	(324)

	20,457	66,908	99,833	109,020	34,065

Income (loss) before reorganization items, provision (benefit) for income taxes and cumulative effect of change in accounting principle	22,262	54,571	(98,542)	(939,520)	(128,568)
Reorganization items, net(6)	—	—	—	11,333	32,061

Income (loss) before provision (benefit) for income taxes and cumulative effect of change in accounting principle	22,262	54,571	(98,542)	(950,853)	(160,629)
Provision (benefit) for income taxes	9,608	22,648	(24,852)	(9,815)	—

Income (loss) before cumulative change in accounting principle	12,654	31,923	(73,690)	(941,038)	(160,629)
Cumulative effect of change in accounting principle net of Income tax benefit	—	—	—	1,359	—

Net income (loss)	$12,654	$31,923	$(73,690)	$(942,397)	$(160,629)

Earnings (loss) per share:
Basic:	$0.37	$0.57	$(1.27)	$(16.43)	$(2.80)

Diluted:	$0.37	$0.49	$(1.27)	$(16.43)	$(2.80)

Other Data:
Gross margin	39.9%	44.7%	34.6%	18.7%	3.7%
Operating margin	18.1	21.8	0.2	(139.7)	(20.4)
Amortization of goodwill(2)	$5,038	$15,123	$20,227	$19,793	$—
Depreciation and other amortization	26,691	53,726	81,727	83,498	94,054

	The Company

	As of December 31,

	1998	1999	2000	2001	2002

Selected Balance Sheet Data:
Rental equipment, net	$382,573	$574,846	$526,958	$427,407	$348,852
Intangible assets related to acquired businesses, net	523,785	701,139	784,939	—	—
Total assets	1,075,812	1,559,394	1,719,996	687,516	561,669
Total debt	678,035	989,428	1,117,026	1,098,552	1,100,957
Stockholders’ equity (deficit)	282,230	413,387	440,971	(501,631)	(662,260)

(1)	All of our acquisitions to date have been accounted for as purchases and, accordingly, the operations of the acquired businesses are included in the statement of operations data and other data from the effective date of acquisition.
(2)	The amortization period for rental equipment depreciation ranges from 36 to 96 months. The amortization period for goodwill was 40 years through December 31, 2001.
(3)	See Item 7. — “Management’s Discussion and Analysis of Financial Condition and Results of Operations — 2000 Restructuring Plan.”
(4)	See Item 8. — “Financial Statements and Supplementary Data — Note 3 — Accounting Policies — Intangible Assets Related to Acquired Businesses.”
(5)	Represents the unreimbursed portion of expenses incurred related to the proposed merger with Rental Service Corporation (“RSC”) that was abandoned in May 1999. The Company received $6.0 million from RSC as reimbursement for expenses incurred by the Company in connection with the abandoned merger.
(6)	See Item 8. — “Financial Statements and Supplementary Data — Note 6 — Reorganization Items.”

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

      The following discussion and analysis of our consolidated results of operations and financial condition should be read in conjunction with the consolidated financial statements and the related notes included elsewhere in this Annual Report on Form 10-K. Unless otherwise indicated, all information contained in this Item 7 is as of December 31, 2002.

General

      NationsRent is a leading provider of rental equipment in the United States. We offer a comprehensive line of equipment for rent primarily to a broad range of construction, industrial and homeowner customers including general contractors, subcontractors, highway contractors, manufacturing plants, distribution centers and other commercial businesses. We also sell used and new equipment, merchandise, spare parts and supplies. As of March 15, 2003, we operated over 245 equipment rental locations in 26 states. We have become a leading provider of rental equipment as a result of a combination of having acquired platform companies in target markets, opened or acquired additional locations concentrated around those businesses and expanded the selection and availability of our rental fleet.

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

Proceedings Under Chapter 11 of the Bankruptcy Code

      On December 17, 2001, NationsRent and all of its subsidiaries filed voluntary petitions in the Bankruptcy Court for reorganization under chapter 11 of the Bankruptcy Code. For further discussion of the Chapter 11 Cases, see Item 1. — “Business — Proceedings Under Chapter 11 of the Bankruptcy Code” above and notes to consolidated financial statements included elsewhere in this Annual Report.

      The Debtors are currently operating their business as debtors-in-possession pursuant to applicable provisions of the Bankruptcy Code. Since the Petition Date, the Debtors have continued to conduct business in the ordinary course. In December 2002, the Debtors filed the Proposed Plan and related Disclosure Statement with the Bankruptcy Court. In February 2003, the Bankruptcy Court approved the Disclosure Statement, which together with the Proposed Plan has been sent to all creditors for approval. The hearing to consider confirmation of the Proposed Plan is presently scheduled for April 3, 2003 in the Bankruptcy Court.

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

      The Proposed Plan sets forth the means for treating claims, including liabilities subject to compromise and interests in the Company. Such means may take a number of different forms. The Proposed Plan may result in, among other things, significant dilution or elimination of certain classes of existing interests as a result of the issuance of equity securities to creditors or new investors. The confirmation of any plan of reorganization will require creditor acceptance as required under the Bankruptcy Code and approval of the Bankruptcy Court.

      Under the Bankruptcy Code, postpetition liabilities and prepetition liabilities subject to compromise must be satisfied before equity holders can receive any distribution. The Proposed Plan does not provide for any value or distribution to equity holders of the Company.

      Under bankruptcy law, actions by creditors to collect prepetition indebtedness owed by the Debtors at the filing date, as well as most litigation pending against us, are stayed and other prepetition contractual obligations may not be enforced against the Debtors. In addition, the Debtors have the right, subject to Bankruptcy Court approval and other conditions, to assume or reject any prepetition executory contracts and unexpired leases. Parties affected by these rejections may file prepetition damage claims with the Bankruptcy Court. We have prepared and submitted the schedules setting forth the Debtors’ assets and liabilities as of the date of the petition as reflected in our accounting records. The Bankruptcy Court set August 5, 2002 as the bar date for filing proofs of claims against the Debtors. The Debtors are currently reconciling the filed claims and amounts of claims filed by creditors could be significantly different from their recorded amounts. Due to material uncertainties, it is not possible to predict the length of time we will operate under chapter 11 protection, the outcome of the proceedings in general, whether we will continue to operate under our current organizational structure, or the effect of the proceedings on our business or the recovery by creditors and our equity holders.

Basis of Presentation

      The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates continuity of operations, realization of assets, and payment of liabilities in the ordinary course of business, and do not reflect adjustments that might result if the Debtors are unable to continue as a going concern. The Debtors’ history of significant losses, their stockholder deficit and their Chapter 11 Cases raise substantial doubt regarding the Company’s ability to continue as a going concern. However, the Debtors have filed a plan of reorganization with the Bankruptcy Court that contemplates that the Debtors will continue operations as a going concern. Continuing as a going concern is dependent upon, among other things, the Debtors’ formulation of a plan or plans of reorganization acceptable to the Bankruptcy Court and creditors, the success of future business operations, and the generation of sufficient cash from operations and financing sources to meet the Company’s obligations. The consolidated financial statements do not reflect: (i) the realizable value of assets on a liquidation basis or their availability to satisfy liabilities; (ii) aggregate prepetition liability amounts that may be allowed for unrecorded claims or contingencies, or their status or priority; (iii) the effect of any changes to the Debtors’ capital structure or in the Debtors’

business operations as the result of an approved plan or plans of reorganization; or (iv) adjustments to the carrying value of assets or liability amounts that may be necessary as a result of actions by the Bankruptcy Court. Adjustments necessitated by a plan of reorganization could materially change the amounts reported in the consolidated financial statements included elsewhere herein.

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

      Under the terms of our senior credit facility, upon an event of default, including the failure to make a required interest payment, the senior lenders had several rights and remedies available to them, including declaring all amounts outstanding, together with accrued interest, to be immediately due and payable. The senior lenders had the right to proceed against the collateral securing the facility, which includes substantially all of our assets. Similarly, as a result of our failure to make interest and/or principal payments under the Acquisition Notes and the Subordinated Notes, subject to the subordination provisions of such instruments, the trustee or holders of those notes may have been able to declare those notes and accrued interest immediately due and payable. Our other debt and lease arrangements also contain cross-default provisions, which gave the parties thereto various remedies, including acceleration of all amounts outstanding, foreclosure on collateral securing such obligations and termination rights.

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

     Adequacy of Capital Resources

      The Debtors are now operating their businesses as debtors-in-possession under chapter 11 of the Bankruptcy Code. In addition to the cash requirements necessary to fund ongoing operations, the Company has incurred, and anticipates that it will continue to incur significant professional fees and other restructuring costs in connection with the Chapter 11 Cases and the restructuring of its business operations. As a result of the uncertainty surrounding NationsRent’s current circumstances, it is difficult to predict the Company’s actual liquidity needs or sources at this time. However, based on current and anticipated levels of operations, and efforts to reduce accounts receivable, the Company anticipates that its cash flow from operations, together with amounts available under the DIP Financing Facility, will be adequate to meet its anticipated cash requirements through the end of June 2003. In the event that cash flows and available borrowings under the DIP Financing Facility are not sufficient to meet future cash requirements, the Company may be required to reduce planned capital expenditures or seek additional financing. The Company can provide no assurances that reductions in planned capital expenditures would be sufficient to cover shortfalls in available cash or that additional financing would be available or, if available, offered on acceptable terms. As a result of the Chapter 11 Cases and the circumstances leading to the filing thereof, NationsRent’s access to additional financing is, and for the foreseeable future will likely continue to be, very limited. The Company’s long-term liquidity requirements and the adequacy of the Company’s capital resources are difficult to predict at this time, and ultimately cannot be determined until a plan of reorganization has been confirmed by the Bankruptcy Court in connection with the Chapter 11 Cases.

     DIP Financing Facility

      In March 2002, the Bankruptcy Court entered the DIP Financing Order authorizing the Debtors to enter into the DIP Financing Facility and to grant first priority primary liens, mortgages, security interests, liens (including priming liens), and superiority claims on substantially all of the assets of the Debtors to secure the DIP Financing Facility. The original DIP Financing Facility provided the Debtors with a revolving credit facility of up to $55.0 million and was scheduled to expire in December 2002. In December 2002, the Debtors amended and restated the DIP Financing Facility to increase availability up to $75.0 million (including up to $30.0 million for letters of credit) and to extend its term until June 30, 2003. Under the terms of the amended and restated DIP Financing Facility, availability is subject to a borrowing base based upon eligible rental equipment and trade accounts receivable. Amounts borrowed under the DIP Financing Facility bear interest per annum equal to the agent’s capital index rate plus 2.00%. In addition to a $500,000 commitment fee and a $750,000 syndication fee, there is an unused commitment fee of 0.50%, a letter of credit fee of 3.25%, and a letter of credit fronting fee of up to 0.25%. The DIP Financing Facility is secured by super-priority claims and liens on the real and personal assets of the Company that also secure the prepetition senior credit facility. The DIP Financing Facility contains financial covenants requiring a minimum operating cash flow, as well as other covenants that limit, among other things, indebtedness, liens, sales of assets, capital expenditures, investments, and prohibit dividend payments.

      In connection with the DIP Financing Facility, our prepetition senior credit facility was amended to provide for subordination of the liens (to the liens under the DIP Financing Facility) and use of cash collateral.

      As of March 25, 2003, the Company had $24.9 million of cash borrowings and had $20 million in letters of credit outstanding under the DIP Financing Facility.

     Liquidity Requirements

      Our net cash provided by operations was $17.5 million for the year ended December 31, 2002 compared to net cash used in operations of $60.7 million for the year ended December 31, 2001. The increase in cash provided by operations was due primarily to lower amounts of prior year accounts payable paid in 2002 when compared to 2001. Net cash used in investing activities was $34.6 million for the year ended December 31, 2002, primarily reflecting $32.6 million for purchases of rental equipment, $6.4 million for purchases of and improvements to property and equipment and $4.3 million of proceeds from the sale of non-rental equipment. Cash provided by financing activities was $0.2 million for the year ended December 31, 2002 and was primarily a result of net borrowings under our DIP Financing Facility and repayments of pre-petition debt.

      Our net cash used in operations was $60.7 million for the year ended December 31, 2001 compared to net cash provided by operations of $56.1 million for the same period in 2000. The decrease in cash provided by operations was primarily due to a use of cash related to payments of accounts payable related to prior year purchases of rental fleet and to lower operating cash flows generated from store operations. Net cash provided by investing activities was $44.9 million for the twelve months ended December 31, 2001, primarily reflecting $17.4 million for purchases of rental equipment, $11.4 million for purchases of and improvements to property and equipment and $70.8 million of proceeds from the sale of both rental and non-rental equipment. Cash used in financing activities was $28.3 million for the twelve months ended December 31, 2001 and was primarily a result of repayments of our senior credit facility.

      Historically, our primary uses of cash have been the funding of acquisitions and capital expenditures. Through the Petition Date, we have funded our cash requirements primarily with borrowings under our senior credit facility, proceeds from the issuance of debt and equity securities, equity contributions from our founding stockholders and cash provided by operations.

      During 2002 and 2001, we added zero and $5.5 million, respectively, of new equipment to our rental equipment fleet using operating leases. These operating leases have terms expiring over the next six years.

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

      We estimate that equipment expenditures over the next 12 months for our existing locations and for new store openings will be in the range of $12.0 million to $16.0 million and proceeds from sales from used equipment will be in the range of $3.0 million to $6.0 million, without giving consideration to the Proposed Plan.

      During the fiscal year ended December 31, 2002, we opened 30 NationsRent stores within Lowe’s stores. By the end of 2002, we had opened a total of 70 such stores within Lowe’s stores, and expect to open 30 additional stores in 2003. We estimate that the average capital costs associated with opening a Lowe’s location to be in the range of $0.3 million to $0.5 million.

      We believe cash generated from operations and borrowings under our DIP Financing Facility will be sufficient to fund our cash requirements for existing operations, equipment capital expenditures and new store openings through June 2003. In connection with the Proposed Plan, we are currently negotiating an exit financing facility to refinance the DIP Financing Facility and provide for liquidity upon emergence from the Chapter 11 Cases. Our ability to fund existing operations, equipment capital expenditures and new store openings in 2003 and beyond will depend on our ability to obtain an exit financing facility and the outcome of the approval process of our Proposed Plan.

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

      Pursuant to our restructuring plan, during the fourth quarter of 2000, we recorded a pre-tax restructuring charge of approximately $72.0 million and during 2001, we recorded an additional pre-tax restructuring charge of approximately $9.7 million. There was no activity in 2002 related to these charges. The components of these charges, along with the activity for 2000 (of which $21.8 million was non-cash) and 2001 related to these charges, are presented in the following table (in thousands):

	2000 Activity			2001 Activity
							Reserve
			Reserve				Balance at
	Amounts		Balance at	Amounts	Deductions		December 31,
	Charged		December 31,	Charged to
	to Income	Deductions	2000	Income	Cash	Non-Cash	2001	2002

Rental fleet disposition	$42,693	$(6,202)	$36,491	$9,685	$—	$(46,176)	$—	$—
Information systems abandonment	11,530	(10,630)	900	—	(900)	—	—	—
Employee termination severance costs	10,156	(3,520)	6,636	762	(5,583)	—	1,815	1,815
Facility closures	7,626	(5,863)	1,763	(794)	(576)	(69)	324	324

	$72,005	$(26,215)	$45,790	$9,653	$(7,059)	$(46,245)	$2,139	$2,139

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

      During 2001, we modified our restructuring plan related to facility closures, primarily as a result of changes to our planned openings of NationsRent rental centers within select Lowe’s home improvement stores (see “ — New Stores”). As a result of the changes to the restructuring plan, three of the rental facilities originally identified for closure will remain open and one additional rental facility was identified for closure.

The impact of such changes was not material to the original restructuring charge recorded for store closures. All 16 stores that have been identified for closure under the restructuring plan, as modified, have been closed as of December 31, 2001. Lease payments for the facility closures extend into 2009 pursuant to the terms of the facility lease agreements. However, during the first quarter of 2002, we received approval from the Bankruptcy Court to reject the facility lease agreements. As such, the remaining reserve for such future lease payments was credited to income, which resulted in a $0.8 million reduction of the previously recorded charge. The remaining reserve balance at December 31, 2002 for office closures relates to certain office equipment leases that we have not yet received Bankruptcy Court approval to reject.

     The timing and amounts of all remaining reserve balances related to the 2000 restructuring plan will be determined by the resolution of the Chapter 11 Cases.

New Stores

      In October 2000, we entered into an exclusive multi-year strategic alliance with Lowe’s, the world’s second largest home improvement retailer, to operate NationsRent rental centers within select Lowe’s home improvement stores. Operating as a store within a store adjacent to the entrance of a Lowe’s store, the NationsRent stores will rent our full line of construction tools and equipment to Lowe’s customers. We will lease these rental centers from Lowe’s for terms initially expiring in 2008 with two five-year renewal options. The Lowe’s strategic alliance has and will require us to accelerate investments in systems, training, brand support and other store start-up costs. As of March 15, 2003, we operated 76 NationsRent rental centers at Lowe’s locations. In April 2002, the Debtors obtained approval from the Bankruptcy Court to continue the scheduled opening of NationsRent rental centers within select Lowe’s home improvement stores. Our new store growth during the next several years will concentrate on our strategic alliance with Lowe’s to open and operate NationsRent rental centers in select Lowe’s locations. However, given our recent financial performance, there can be no assurance that our relationship with Lowe’s will not be impaired.

Historical Results of Operations

      Year Ended December 31, 2002 as Compared to Year Ended December 31, 2001

      Revenue. Total revenue decreased $132.5 million, or 22.3% for the year ended December 31, 2002 when compared to the prior year. Rental revenue decreased $80.0 million, or 16.0% for the year ended December 31, 2002 when compared to the prior year. Rental revenue was negatively impacted in 2002 by: (i) the continuing weakness in construction activity, (ii) downward pressure on rental rates caused by an oversupply of rental equipment due to the accelerated sales of equipment across the industry in 2000 and 2001, (iii) the sale of approximately 12.0% of our rental fleet in 2001 and (iv) significant disruptions caused by the filing of the Chapter 11 Cases on December 17, 2001.

      Sales of equipment, merchandise, service, parts and supplies decreased $52.5 million, or 54.9% for the year ended December 31, 2002 when compared to the prior year. This was primarily due to the decrease in the sale of used equipment by $50.0 million, or 75.0% for the year ended December 31, 2002 when compared to the prior year. The decrease in used equipment sales was due to the substantial completion of the fleet disposal component of the 2000 restructuring plan in the first quarter 2001 and the restrictions of the DIP Financing Facility.

      Gross Profit. Gross profit decreased $94.1 million, or 84.6% for the year ended December 31, 2002 when compared to the prior year. Gross profit as a percentage of total revenue was 3.7% for the year ended December 31, 2002, compared to 18.7% for the prior year.

      Gross profit for the year ended December 31, 2002 was negatively impacted when compared to the prior year by: (i) the decrease in rental revenue discussed above, (ii) an increase in repairs and maintenance expense over the prior year as a result of an increase in the average age of our fleet, (iii) an increase in rental equipment depreciation expense and (iv) a $16.9 million impairment charge recorded on rental equipment that was identified to be sold during the fourth quarter of 2002.

      Operating Expenses. Selling, general and administrative expenses decreased $28.4 million for the year ended December 31, 2002, compared to the prior year. Selling, general and administrative expenses were positively impacted by a $12.6 million decrease in bad debt expense, a $5.4 million decrease in marketing and advertising, a $2.3 million decrease in travel and entertainment and a $1.8 million decrease in facility and communication expense in the year ended December 31, 2002, as compared to the prior year. Selling, general and administrative expenses as a percentage of total revenue were 20.8% for the year ended December 31, 2002, compared to 20.9% for the prior year.

      Operating expenses for the year ended December 31, 2001 were negatively impacted by a $9.7 million charge related to the 2000 restructuring plan and a $770.8 million charge for impairment of intangible assets. See Item 8. — “Financial Statements and Supplementary Data — Note 3 — Accounting Policies — Intangible Assets Related to Acquired Businesses.”

      Non-rental equipment depreciation and amortization decreased $21.2 million for the year ended December 31, 2002 when compared to the prior year. This decrease is primarily related to the write-off of our entire balance of intangible assets related to acquired businesses as of December 31, 2001 and the resulting decrease in amortization related to these intangible assets.

      Operating Loss. Operating loss was $94.5 million for the year ended December 31, 2002, as a result of the factors discussed above.

      Other Income and Expense. Interest expense decreased $76.1 million for the year ended December 31, 2002 when compared to the prior year. The decrease was due primarily to the fact that in accordance with the American Institute of Certified Public Accountants (“AICPA”) Statement of Position (“SOP”) 90-7, “Financial Reporting by Entities in Reorganization under the Bankruptcy Code,” interest expense is reported only to the extent that it will be paid during the Chapter 11 Cases or that it is probable that it will be an allowed claim. Interest expense reported during the year ended December 31, 2002 is primarily attributable to prepetition borrowings under our senior credit facility while interest expense reported during the prior year is attributable to borrowings under our senior credit facility, notes issued to finance the purchase of equipment, subordinated convertible notes issued to sellers of businesses we acquired and our senior subordinated notes. Contractual interest expense and amortization of deferred financing costs not accrued or recorded on certain pre-petition debt totaled $58.8 million for the year ended December 31, 2002.

      Reorganization Items, net. We incurred $32.1 million and $11.3 million of net expenses resulting from the reorganization of our business as a result of our chapter 11 filing for the years ended December 31, 2002 and 2001, respectively. See Item 8. — “Financial Statements and Supplementary Data — Note 6 — Reorganization Items, Net.”

      Income Taxes. We did not record a tax benefit for the year ended December 31, 2002 due to the uncertainty surrounding the income tax consequences of the Chapter 11 Cases. We recognized a tax benefit only to the extent that we had deferred income tax liabilities recorded on our balance sheet for the year ended December 31, 2001.

      Cumulative Effect of Change in Accounting Principle. Effective January 1, 2001, we adopted Statement of Financial Accounting Standards (“SFAS”) No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended. The adoption of SFAS No. 133 resulted in an after tax charge of $1.4 million which was reported as a cumulative effect of change in accounting principle for the year ended December 31, 2001. See Item 8. — “Financial Statements and Supplementary Data — Note 11 — Derivative Financial Instruments.”

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

      Operating Expenses. Selling, general and administrative expenses decreased $5.8 million for the year ended December 31, 2001 when compared to the prior year. Selling, general and administrative expenses were positively impacted by cost reductions made pursuant to our 2000 restructuring plan discussed above, offset by approximately $1.4 million of charges related to the renegotiation of certain contracts and professional fees and a $12.3 million increase in the allowance for doubtful accounts primarily due to the impact of the 2001 economic recession on our customer base and competitive conditions within our industry. Selling, general and administrative expenses as a percentage of total revenue was 20.9% for the year ended December 31, 2001, compared to 19.5% for the prior year.

      Also included in operating expenses for the twelve months ended December 31, 2001 and 2000 are charges of $9.7 million and $72.0 million, respectively, related to the 2000 restructuring plan and a $770.8 million charge for impairment of intangible assets recorded in the fourth quarter of 2001. See Item 8. — “Financial Statements and Supplementary Data — Note 3 — Accounting Policies — Intangible Assets Related to Acquired Businesses.”

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

      Reorganization Items, Net. For the year ended December 31, 2001, we incurred $11.3 million of expenses resulting from the reorganization of our business as a result of our chapter 11 filing. Such expenses consisted of: (i) $5.2 million of non-cash costs related to the write-off of fixed assets, primarily leasehold improvements, of 14 stores identified for closure, (ii) $4.1 million of professional fees, and (iii) $2.0 million of severance expense related to an executive transition agreement with our former Chief Executive Officer. See Item 8. — “Financial Statements and Supplementary Data — Note 17 — Related Party Transactions.”

      Income Taxes. Our effective income tax rate was 1.1% and 25.2% for the years ended December 31, 2001 and 2000, respectively. For the year ended December 31, 2001, we recognized a tax benefit only to the extent that we can utilize the benefit to offset deferred income tax liabilities recorded on our balance sheet at December 31, 2000. See Item 8. — “Financial Statements and Supplementary Data — Note 12 — Income Taxes” for a reconciliation of the statutory federal income tax rate to the effective income tax rate.

      Cumulative Effect of Change in Accounting Principle. Effective January 1, 2001, we adopted SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended . The adoption of SFAS No. 133 resulted in an after tax charge of $1.4 million as a cumulative effect of change in accounting principle for the year ended December 31, 2001. See Item 8. — “Financial Statements and Supplementary Data — Note 11 — Derivative Financial Instruments.”

      Net Loss. Excluding the charges for restructuring, the impairment of intangible assets, reorganization and cumulative effect of change in accounting principle, net loss totaled $144.9 million, for the year ended December 31, 2001.

Critical Accounting Policies

      The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. See Item 8. — “Financial Statements and Supplementary Data — Note 3 — Accounting Policies” for a summary of our significant accounting policies. These assumptions and estimates are often subjective and may change based on changing circumstances or changes in our analysis. Material changes in these assumptions and estimates may materially alter our results of operations. We have identified below those of our accounting policies that we believe may produce materially different results were we to change underlying assumptions and estimates.

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

Service Lives and Residual Value of Rental Equipment

      We depreciate rental equipment using the straight-line method over its estimated service life, using an estimated residual value of zero to 79.0%. The service life of an asset is determined based on our estimate of the period we expect to keep the asset in our fleet, and the residual value is determined based on our estimate of the value we expect to realize from the asset after such period. As a result of our current liquidity and capital resource constraints, our ability to dispose of and replace our rental fleet within the service lives set forth in our deprecation policy has been restricted. As a result, we have extended the service lives and reduced the related residual values of assets that have remained in our fleet beyond their originally estimated service life. We may be required to further adjust these estimates based on changes in our industry or other changing circumstances. If these estimates change in the future, we may be required to recognize increased or decreased depreciation expense for these assets.

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

Impairment of Long-Lived Assets

      We review the valuation of our long-lived assets if the facts and circumstances suggest that the carrying value may be impaired. If this review indicates that the carrying value of long-lived assets will not be recoverable, then the carrying value is reduced to its estimated fair value. Recoverability is determined using an undiscounted cash flow analysis over the remaining amortization period. This analysis requires the use of estimates and assumptions. We may be required to adjust these estimates based on changes in economic conditions or other circumstances. If these estimates change in the future, we may be required to recognize write-downs on our long-lived assets.

      Despite our 2000 restructuring efforts, we have suffered significant adverse trends in operating results and cash flows and are currently in default under our senior credit facility and other obligations. As a result of the significant historical and projected cash flow losses and the uncertainty surrounding our ability to restructure our capital structure in a satisfactory manner under the Chapter 11 Cases, we determined that the carrying value of our net assets exceeded the projected future undiscounted cash flows and, accordingly, we recognized an operating charge for the permanent impairment of the entire unamortized balance of intangible assets related to acquired businesses of approximately $770.8 million in the quarter ended December 31, 2001. See “— Impact of Recently Issued Accounting Standards” for a discussion of the new accounting standards for goodwill and other intangible assets.

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

      Significant management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against our net deferred tax assets. We have recorded a valuation allowance of $318.8 and $263.0 million as of December 31, 2002 and 2001, respectively, due to uncertainties related to our ability to utilize some of our deferred tax assets, primarily consisting of net operating losses carried forward and tax basis in intangible assets. The valuation allowance is based on our estimates of taxable income and the period over which our deferred tax assets will be recoverable.

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

      In August 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” This pronouncement addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This pronouncement supersedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of,” and the accounting and reporting provisions of APB No. 30, “Reporting the Results of Operations — Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions,” for the disposal of a segment of a business (as previously defined in that opinion). SFAS No. 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years, with early application encouraged. The adoption of SFAS No. 144 as of January 1, 2002 did not have a material impact on our consolidated financial statements.

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

      In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” SFAS No. 146 nullifies Emerging Issues Task Force Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” SFAS No. 146 requires companies to recognize costs associated with exit activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. SFAS No. 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. We will adopt this provision for exit or disposal activities initiated after December 31, 2002.

      In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure.” This statement amends SFAS No. 123, “Accounting for Stock-Based Compensation.” The provisions of this statement are effective for interim and annual financial statements for fiscal years ending after December 15, 2002. This statement provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. Also, this statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. We continue to apply APB No. 25 recognition and measurement principles, but have complied with the new disclosure requirements of this statement. See Note 3 for these disclosures.

Factors That May Affect Future Results

      Certain statements and information in this Annual Report on Form 10-K may include “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including in particular the statements about our plans, strategies and prospects under the headings “Business” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” These statements are based on our current plans and expectations and involve risks and uncertainties that could cause actual future activities and results to be materially different from those set forth in these forward-looking statements. Important factors that could cause actual results to differ materially from our forward-looking statements are set forth below and elsewhere in this Annual Report on Form 10-K. We make no commitment to disclose any revisions to forward-looking statements, or any fact, events or circumstances after the date hereof that may bear upon forward-looking statements.

  There are significant uncertainties relating to our bankruptcy proceedings

      Our future results are dependent upon the successful confirmation and implementation of a plan or plans of reorganization. Although we have submitted the Proposed Plan to the Bankruptcy Court for approval, we cannot make any assurances that we will be able to obtain any such approval in a timely manner. In addition, due to the nature of the reorganization process, actions may be taken by creditors or other parties in interest that may have the effect of preventing or unduly delaying confirmation of a plan or plans of reorganization in connection with the Chapter 11 Cases. Our ability to obtain financing to fund our operations and our relations with our customers and suppliers may be harmed by protracted bankruptcy proceedings. Further, we cannot predict the ultimate amount of our liabilities that will be subject to a plan of reorganization.

      Other negative consequences that could arise as a result of the bankruptcy proceedings include:

•	making us more vulnerable to a continued downturn in our industry or a downturn in the economy in general;

•	limiting our flexibility in planning for, or reacting to, changes in our business and our industry;

•	the incurrence of significant costs associated with our reorganization;

•	impacts on our relationship with suppliers and customers, including loss of confidence in our ability to fulfill contractual obligations due to financial uncertainty;

•	placing us at a competitive disadvantage compared to our competitors;

•	limiting our ability to borrow additional funds; and

•	negatively impacting our ability to attract, retain and compensate key employees.

      Once a plan of reorganization is finalized, approved and implemented, our operating results may be adversely affected by the possible reluctance of prospective lenders, customers and suppliers to do business with a company that recently emerged from bankruptcy proceedings.

We face uncertainty with respect to treatment of our liabilities

      As of the filing of the Chapter 11 Cases, in general all pending litigation against us has been stayed and no party may take any action to realize on our prepetition claims except pursuant to further order of the Bankruptcy Court. In addition, we may reject prepetition executory contracts and unexpired lease obligations, and parties affected by these rejections may file claims with the Bankruptcy Court. While we anticipate substantially all liabilities as of the petition date will be dealt with in accordance with our Proposed Plan there can be no assurance that all the liabilities will be handled in this manner. In addition, additional liabilities subject to the bankruptcy proceedings may arise in the future as a result of the rejection of executory contracts and/or unexpired leases, and from the determination of the Bankruptcy Court (or agreement by parties in interest) of allowed claims for contingencies and other disputed amounts. Conversely, the assumption of executory contracts and unexpired leases may convert liabilities shown as subject to compromise to postpetition liabilities. Due to the uncertain nature of many of the potential claims, we are unable to project the magnitude of such claims with any degree of certainty.

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

  We have substantial debt and are highly leveraged

      We have a substantial amount of debt outstanding which could adversely affect our financial health. As of December 31, 2002, we had approximately $1.1 billion of debt outstanding. The Debtors’ filing for chapter 11 represented an Event of Default under each of our financing facilities. Under bankruptcy law, the Debtors are not permitted to make scheduled principal and interest payments with respect to prepetition debt unless specifically ordered by the Bankruptcy Court. This leveraged position could have adverse consequences, including:

•	limiting our ability to obtain additional financing, if needed, for working capital, capital expenditures, debt service requirements or other purposes;

•	increasing our vulnerability to adverse economic and industry conditions;

•	requiring us to dedicate a substantial portion of our cash flow from operations to payments on our debt, thereby reducing funds available for operations, future business opportunities or other purposes;

•	limiting our flexibility in planning for, or reacting to, changes in our business and our industry; and

•	placing us at a competitive disadvantage compared to our competitors that have less leverage.

      We have and, following our bankruptcy proceedings, expect to have liens on all of our assets, which will limit our ability to raise additional incremental senior secured financing in the future.

  We have experienced losses which may continue in future periods

      We have experienced substantial net losses in each of the past three years. We can not assure you that we will be able to generate net income in the future. Continued losses, and the resulting impact on operating cash flow, could adversely affect our financial condition and our ability to obtain financing in the future.

We face uncertainty regarding the adequacy of our capital resources and have limited access to additional financing

      In addition to the cash requirements necessary to fund ongoing operations, we anticipate that we will incur significant professional fees and other restructuring costs in connection with the Chapter 11 Cases and the restructuring of our business operations. However, as a result of the uncertainty surrounding our current circumstances, it is difficult to predict our actual liquidity needs at this time. Although, based on current and anticipated levels of operations, we believe that cash flows from operations, together with amounts available under the DIP Financing Facility, will be adequate to meet its anticipated cash requirements through the end of June 2003. In the event that cash flows and available borrowings under the DIP Financing Facility are not sufficient to meet future cash requirements, we may be required to reduce planned capital expenditures or seek additional financing. We can provide no assurance that reductions in planned capital expenditures would be sufficient to cover shortfalls or that additional financing would be available or, if available, offered on acceptable terms. As a result of the Chapter 11 Cases and the circumstances leading to the filing thereof, our access to additional financing is, and for the foreseeable future will likely continue to be, very limited. If cash from operations, borrowings under the DIP Financing Facility and reductions in capital expenditures are not sufficient to meet our cash requirements, and additional financing is not available, such a shortfall could have a material adverse effect on our operations and our ability to attract and retain key employees, open new NationsRent facilities at Lowe’s stores and otherwise meet the objectives of its business plan. Our long-term liquidity requirements and the adequacy of our capital resources are difficult to predict at this time, and ultimately cannot be determined until a plan of reorganization has been developed and is confirmed by the Bankruptcy Court in the Chapter 11 Cases.

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

      In addition, the DIP Financing Facility contains financial covenants requiring a minimum operating cash flow, as well as other covenants that limit, among other things, indebtedness, liens, sales of assets, capital expenditures, and investments and prohibit, among other things, dividend payments.

      As a result of the restrictions described above, our ability to respond to changing business and economic conditions may be significantly restricted and we may be prevented from engaging in transactions that might otherwise be considered beneficial to us.

We believe our equity holders will not receive any value or distribution for their interests under a plan or plans of reorganization

      The value of our capital stock is highly speculative and any investment in such capital stock would pose a high degree of risk. Our common stock was delisted from the NYSE in December 2001 and later began trading on the OTCBB, commonly known as the “pink sheets.” As a result of our late filings of required reports under the Securities Exchange Act of 1934, our stock was removed from trading on the OTCBB beginning June 1, 2002. As a result, a liquid public market for our common stock does not exist, which may make it difficult for you to sell our common stock. In addition, there may be very limited demand for our common stock.

Under the Proposed Plan our equity holders will not receive any value or distribution for their interests.

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

Our reorganization will require substantial effort by management

      Our senior management have been required to expend a substantial amount of time and effort structuring a plan or plans of reorganization, which could have a disruptive impact on management’s ability to focus on the operation of our business.

  Our business is dependent on changes in construction and industrial activities

      Our equipment is primarily used in construction and industrial activities. The growth rate in the rental industry continued to slow dramatically in 2002, largely as a result of slowing construction activity in 2002 primarily in the non-residential building segment. Combined with the general weak United States economy, this contraction led to decreased demand or prices for our equipment, which has had a material adverse effect on our business, financial condition or results of operations. It is likely that if industry contraction does not improve, or further declines, our operations and our ability to fulfill our reorganization plan would be materially adversely affected.

  We may not be able to execute our business strategy

      A component of our business strategy is to expand through the opening of NationsRent facilities at Lowe’s locations through our strategic alliance with Lowe’s.

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

  We may not be able to recover the start-up costs of our strategic alliance with Lowe’s

      Our strategic alliance with Lowe’s has and will require us to accelerate investments in systems, training, branch support and other store start-up costs. We cannot assure you that the strategic alliance with Lowe’s will be successful or that we will recover these start-up costs. If our rental stores located in Lowe’s stores do not generate sufficient revenue and net income or if Lowe’s does not permit us to open our rental centers in quantities or locations that are desirable to us, we may not recover our start-up costs and we may not grow as quickly as expected, which could have a material adverse effect on our business, financial condition or results of operations. In addition, the availability of additional capital for growth may restrict our ability to fulfill our commitment under the Lowe’s strategic alliance agreement, which could have a material adverse effect on our business, financial condition or results of operations.

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

      We believe that price is one of the primary competitive factors in the equipment rental industry. From time to time, we or our competitors, some of which have greater financial resources, may attempt to compete aggressively by lowering rental rates. To the extent that we lower rental rates to attempt to increase or retain market share, our operating margins may be adversely impacted. Conversely, if we do not match competitors’ rate reductions, we may lose market share, resulting in decreased revenue and cash flow.

  Our revenue and operating results are likely to continue to fluctuate

      Our revenue and operating results have varied from quarter to quarter and we expect that they will continue to fluctuate in the future due to:

•	general economic conditions in our markets;

•	adverse weather conditions;

•	the timing and cost of opening new locations;

•	the effectiveness of integrating acquired businesses and new locations;

•	the timing of fleet expansion capital expenditures;

•	the realization of targeted equipment utilization rates;

•	seasonal rental and purchasing patterns of our customers; and

•	price changes in response to competitive factors.

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

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

      Our exposure to market risk is limited primarily to the fluctuating interest rates associated with our variable rate indebtedness. Our variable interest rates are subject to interest rate changes in the United States and the Eurodollar market. At December 31, 2002, we had $795.7 million of variable rate indebtedness, representing approximately 72.2% of our total debt outstanding, at an average interest rate of 6.67%. In April 2002, all swaps to which the Company was a party terminated or expired. The Company used these swaps to limit its exposure to and benefits from interest rate fluctuations on variable rate debt to within a certain range of rates.

Item 8.	Financial Statements and Supplementary Data

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

The Board of Directors and Shareholders
NationsRent, Inc.

      We have audited the accompanying consolidated balance sheet of NationsRent, Inc. (the “Company”) as of December 31, 2002, and the related consolidated statements of operations, cash flows and stockholders’ equity (deficit) for the year then ended. Our audit also included the financial statement schedule listed in the index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audit. The consolidated financial statements of NationsRent, Inc. as of December 31, 2001 and for each of the two years in the period ended December 31, 2001 were audited by other auditors who have ceased operations and whose report dated May 21, 2002, expressed an unqualified opinion on those statements and included an explanatory paragraph that described substantial doubt about the Company’s ability to continue as a going concern.

      We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

      In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of NationsRent, Inc. at December 31, 2002, and the consolidated results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related 2002 financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

      The accompanying financial statements have been prepared assuming that NationsRent, Inc. will continue as a going concern. As more fully described in Note 2, the Company has incurred recurring operating losses and has a working capital deficiency. In addition, on December 17, 2001, the Company and its subsidiaries filed voluntary petitions for reorganization under Chapter 11 of the United States Bankruptcy Code. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

      As discussed above, the financial statements of NationsRent, Inc. as of December 31, 2001, and for the two years then ended were audited by other auditors who have ceased operations. As described in Note 3, these financial statements have been revised to include the transitional disclosures required by Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets, which was adopted by the Company as of January 1, 2002. Our audit procedures with respect to the disclosures in Note 3 with respect to 2001 and 2000 included (a) agreeing the previously reported net loss to the previously issued financial statements and the adjustments to reported net loss representing amortization expense recognized in those periods related to goodwill to the Company’s underlying records obtained from management, and (b) testing the mathematical accuracy of the reconciliation of adjusted net loss to reported net loss, and the related loss-per-share amounts. In our opinion, the disclosures for 2001 and 2000 in Note 3 are appropriate. However, we were not engaged to audit, review, or apply any procedures to the 2001 or 2000 financial statements of the Company other than with respect to such disclosures and, accordingly, we do not express an opinion or any other form of assurance on the 2001 or 2000 financial statements taken as a whole.

/s/ ERNST & YOUNG LLP

Fort Lauderdale, Florida,

  March 26, 2003

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To NationsRent, Inc.:

      We have audited the accompanying consolidated balance sheets of NationsRent, Inc. (a Delaware corporation) and subsidiaries as of December 31, 2001 and 2000, and the related consolidated statements of operations, stockholders’ equity (deficit) and cash flows for each of the three years in the period ended December 31, 2001. These financial statements and the schedule referred to below are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

      The accompanying financial statements have been prepared assuming the Company will continue as a going concern. The Company has experienced significant losses over the last two years and has a stockholders’ deficit of approximately $501.6 million as of December 31, 2001. In addition, as discussed in Note 2 to the accompanying financial statements, on December 17, 2001, the Company and its subsidiaries filed voluntary petitions for reorganization under chapter 11 of the United States Bankruptcy Code. These matters, among others, raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters, including its intent to file a plan of reorganization that will be acceptable to the Bankruptcy Court and the Company’s creditors, are also described in Note 2. In the event a plan of reorganization is accepted, continuation of the business thereafter is dependent on the Company’s ability to achieve successful future operations. The accompanying financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

      As explained in Note 10 to the consolidated financial statements, effective January 1, 2001, the Company changed its method of accounting for derivative financial instruments.

      Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule listed in the index to consolidated financial statements is presented for purposes of complying with the Securities and Exchange Commission’s rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

ARTHUR ANDERSEN LLP

Fort Lauderdale, Florida,

  May 21, 2002.

Note: The report of Arthur Andersen LLP presented above is a copy of a previously issued Arthur Andersen LLP report. This report has not been reissued by Arthur Andersen LLP nor has Arthur Andersen LLP provided a consent to the inclusion of its report in this Form 10-K.

NATIONSRENT, INC.

(Debtor-In-Possession as of December 17, 2001)

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	December 31,

	2002	2001

ASSETS
Cash and cash equivalents	$6,940	$23,787
Accounts receivable, net of allowance for doubtful accounts of $16,826 and $26,109 at December 31, 2002 and 2001, respectively	69,376	93,584
Inventories	20,196	20,801
Prepaid expenses and other assets	20,577	15,524
Deferred financing costs, net	15,582	15,696
Rental equipment, net	348,852	427,407
Property and equipment, net	80,146	90,717

Total Assets	$561,669	$687,516

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Liabilities Not Subject to Compromise:
Accounts payable	$20,853	$4,983
Accrued compensation and related taxes	5,257	4,770
Accrued expenses and other liabilities	36,233	16,150
Debt	14,228	—
Income taxes payable	66	100

Total liabilities not subject to compromise	76,637	26,003
Liabilities Subject to Compromise (Note 5)	1,147,292	1,163,144

Total liabilities	1,223,929	1,189,147

Commitments and Contingencies (Notes 2, 3 and 9)
Stockholders’ Deficit:
Preferred stock — $0.01 par value, 5,000,000 shares authorized:
Series A convertible, $100,000 liquidation preference, 100,000 shares issued and outstanding at December 31, 2002 and 2001, respectively.	1	1
Series B convertible, $100,000 liquidation preference, 100,000 shares issued and outstanding at December 31, 2002 and 2001, respectively.	1	1
Common stock — $0.01 par value, 250,000,000 shares authorized, 57,364,437 shares issued and outstanding at December 31, 2002 and 2001.	584	584
Additional paid-in capital	471,172	471,172
Accumulated deficit	(1,131,138)	(970,509)
Treasury stock, at cost, 1,065,200 shares at December 31, 2002 and 2001.	(2,880)	(2,880)

Total stockholders’ deficit	(662,260)	(501,631)

Total Liabilities and Stockholders’ Deficit	$561,669	$687,516

The accompanying notes to consolidated financial statements

are an integral part of these statements.

NATIONSRENT, INC.

(Debtor-In-Possession as of December 17, 2001)

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	Year Ended December 31,

	2002	2001	2000

Revenue:
Equipment rentals	$419,057	$499,040	$546,434
Sales of equipment, merchandise, service, parts and supplies	43,084	95,619	122,614

Total revenue	462,141	594,659	669,048

Cost of revenue:
Cost of equipment rentals	240,324	241,959	207,466
Rental equipment depreciation and lease expense	149,736	140,895	136,100
Cost of sales of equipment, merchandise, service, parts and supplies	38,057	100,653	94,187
Impairment of rental equipment	16,923	—	—

Total cost of revenue	445,040	483,507	437,753

Gross profit	17,101	111,152	231,295
Operating expenses:
Selling, general and administrative expenses	95,998	124,374	130,189
Restructuring charge	—	9,653	72,005
Impairment of intangible assets	—	770,833	—
Non-rental equipment depreciation and amortization	15,606	36,792	27,810

Operating income (loss)	(94,503)	(830,500)	1,291

Other (income)/expense:
Interest expense	34,389	110,467	99,393
Interest income	—	(716)	(108)
Other, net	(324)	(731)	548

	34,065	109,020	99,833

Loss before reorganization items, benefit for income taxes and cumulative effect of change in accounting principle	(128,568)	(939,520)	(98,542)
Reorganization items, net	32,061	11,333	—

Loss before benefit for income taxes and cumulative effect of change in accounting principle	(160,629)	(950,853)	(98,542)
Benefit for income taxes	—	(9,815)	(24,852)

Loss before cumulative effect of change in accounting principle	(160,629)	(941,038)	(73,690)
Cumulative effect of change in accounting principle net of income tax benefit	—	1,359	—

Net loss	$(160,629)	$(942,397)	$(73,690)

Net loss per share:
Basic	$(2.80)	$(16.43)	$(1.27)

Diluted	$(2.80)	$(16.43)	$(1.27)

Weighted average common shares outstanding:
Basic	57,364	57,364	58,165

Diluted	57,364	57,364	58,165

The accompanying notes to consolidated financial statements

are an integral part of these statements.

NATIONSRENT, INC.

(Debtor-In-Possession as of December 17, 2001)

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)

(in thousands, except share data)

							Common Stock
	Preferred Stock		Common Stock				in Treasury
					Additional	Retained
	Number of		Number of		Paid-in	Earnings	Number of
	Shares	Amount	Shares	Amount	Capital	(Deficit)	Shares	Amount	Total

Balance, December 31, 1999.	100,000	$1	56,844,414	$568	$367,240	$45,578	—	$—	$413,387
Issuance of common stock in connection with acquisitions	—	—	1,728,742	17	9,983	—	—	—	10,000
Retirement of common stock	—	—	(285,067)	(3)	(1,367)	—	—	—	(1,370)
Purchase of treasury stock	—	—	—	—	—	—	(919,000)	(2,675)	(2,675)
Options exercised	—	—	136,392	2	36	—	—	—	38
Proceeds from sale of Series B preferred stock, less issuance cost of $4,719	100,000	1	—	—	95,280	—	—	—	95,281
Net loss	—	—	—	—	—	(73,690)	—	—	(73,690)

Balance, December 31, 2000	200,000	2	58,424,481	584	471,172	(28,112)	(919,000)	(2,675)	440,971
Purchase of treasury stock	—	—	—	—	—	—	(146,200)	(205)	(205)
Options exercised	—	—	5,156	—	—	—	—	—	—
Net loss	—	—	—	—	—	(942,397)	—	—	(942,397)

Balance, December 31, 2001	200,000	2	58,429,637	584	471,172	(970,509)	(1,065,200)	(2,880)	(501,631)
Net loss	—	—	—	—	—	(160,629)	—	—	(160,629)

Balance, December 31, 2002	200,000	$2	58,429,637	$584	$471,172	$(1,131,138)	(1,065,200)	$(2,880)	$(662,260)

The accompanying notes to consolidated financial statements

are an integral part of this statement.

NATIONSRENT, INC.

(Debtor-In-Possession as of December 17, 2001)

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended
	December 31,

	2002	2001	2000

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(160,629)	$(942,397)	$(73,690)
Adjustments to reconcile net loss to net cash provided by/(used in) operating activities:
Depreciation and amortization	94,054	106,545	104,472
Provision for allowance for doubtful accounts	11,645	24,245	13,162
Non-cash reorganization items	2,019	6,231	—
Provision for impairment of intangible assets	—	770,833	—
Provision for impairment of rental equipment	16,923	—	—
Non-cash restructuring charge	—	8,891	66,103
Loss (gain) on sale of non-rental equipment	2	(342)	—
Loss (gain) on sale of rental equipment	2,185	6,426	(20,779)
Gain on sale of businesses	—	(486)	—
Deferred income tax benefit	—	(10,906)	(24,952)
Changes in operating assets and liabilities:
Accounts receivable	12,563	11,559	(17,451)
Inventories	6,279	12,600	1,769
Prepaid expenses and other assets	1,521	6,589	4,033
Accounts payable	15,868	(62,288)	10,618
Accrued expenses and other liabilities	22,847	1,792	(6,576)
Liabilities subject to compromise	(7,708)	—	—
Income taxes payable	(34)	—	(603)

Net cash provided by/(used in) operating activities	17,535	(60,708)	56,106

CASH FLOWS FROM INVESTING ACTIVITIES, NET OF ACQUISITIONS:
Acquisitions of businesses, net of cash acquired	—	—	(21,012)
Proceeds from sale of businesses	—	900	6,657
Purchases of rental equipment	(39,005)	(17,363)	(138,336)
Payment of contingent acquisition consideration	—	—	(11,750)
Purchases of property and equipment	(6,380)	(11,377)	(56,862)
Proceeds from sale of rental equipment	10,780	66,630	73,216
Investment in affiliate	—	2,000	(2,214)
Proceeds from sale of non-rental equipment	10	4,159	—

Net cash (used in)/provided by in investing activities	(34,595)	44,949	(150,301)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from debtor-in-possession financing facility	172,300	—	—
Proceeds from debt	—	179,900	441,740
Proceeds from issuance of preferred stock, net	—	—	95,281
Proceeds from stock options exercised	—	—	38
Payment of deferred financing costs	—	(5,337)	(4,843)
Repayments of debt	(216)	(202,625)	(372,823)
Repayments of debt subject to compromise	(11,823)	—	—
Repayments of debtor-in-possession financing facility	(160,048)	—	—
Purchase of treasury stock	—	(205)	(2,675)

Net cash provided by/(used in) financing activities	213	(28,267)	156,718

Net (decrease)/increase in cash and cash equivalents	(16,847)	(44,026)	62,523
Cash and cash equivalents, beginning of year	23,787	67,813	5,290

Cash and cash equivalents, end of year	$6,940	$23,787	$67,813

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$38,701	$93,798	$95,923

Cash paid for income taxes	$34	$790	$780

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
The Company acquired the net assets and assumed certain liabilities of certain businesses as follows:
Total assets acquired, net of cash acquired	$—	$—	$37,961
Total liabilities assumed	—	—	(12,274)
Amounts paid through the issuance of debt and future contractual payments	—	—	(4,675)

Net cash paid	$—	$—	$21,012

Fixed assets acquired under financial obligations	$—	$4,363	$42,893

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

      In conjunction with the commencement of the Chapter 11 Cases, the Debtors sought and obtained several orders from the Bankruptcy Court which were intended to enable the Debtors to continue to operate in the normal course of business during the Chapter 11 Cases, including orders to (i) permit the Debtors to operate their consolidated cash management system during the Chapter 11 Cases in substantially the same manner as it was operated prior to the commencement of the Chapter 11 Cases, (ii) authorize payment of prepetition employee salaries, wages, and benefits and reimbursement of prepetition employee business expenses, (iii) authorize payment of prepetition sales, payroll, and use taxes owed by the Debtors, (iv) authorize payment of certain prepetition obligations to customers, (v) continue workers’ compensation insurance programs and certain prepetition claims, premiums and related expenses, (vi) authorize payment of certain mechanics’ liens and freight charges, (vii) determine adequate assurance of payment for future utility services, (viii) authorize payment of installments under insurance premium finance agreements, (ix) authorize maintenance and continuation of insurance programs and related relief, and (x) authorize payment of certain other prepetition claims.

      The Bankruptcy Code provides that the Debtors have the exclusive right for certain specified periods during which only they may file and solicit acceptances of a plan of reorganization. If the Debtors fail to file a plan of reorganization during this exclusive period or any extensions thereof or, after such plan has been filed, if the Debtors fail to obtain acceptance of such plan from the requisite impaired classes of creditors and equity holders during the exclusive solicitation period, any party in interest, including a creditor, an equity holder, a committee of creditors or equity holders, or an indenture trustee, may file their own plan of reorganization for the Debtors. The initial exclusive period of the Debtors to file a plan of reorganization was set to expire on April 15, 2002 and the initial exclusive period of the Debtors to solicit acceptance of a plan of reorganization was set to expire on June 15, 2002. The Debtors have filed successive motions to extend such exclusive periods, which are now set to expire on April 16, 2003 and June 17, 2003, respectively.

      In June 2002, the Debtors filed their proposed Joint Plan of Reorganization and related disclosure statement with the Bankruptcy Court. In December 2002, after negotiating with several parties in interest, the Debtors filed their First Amended Joint Plan of Reorganization (the “Proposed Plan”) and related disclosure statement (the “Disclosure Statement”). The Proposed Plan was jointly proposed by the Debtors, the official committee of unsecured creditors and the holders of a majority of the bank debt under the Debtors’ prepetition senior secured credit facility. Under the terms of the Proposed Plan (i) the holders of allowed claims under the Debtors’ prepetition senior secured credit facility shall receive 95% of the new common stock, new preferred stock and new subordinated notes of the reorganized company and (ii) a creditor trust for the benefit of the holders of allowed general unsecured claims shall receive 5% of the new securities and $300,000 in cash. The Proposed Plan does not provide for any value or distribution to existing equity holders of the Company. If the holders of allowed general unsecured claims do not approve the Proposed Plan, no property will be distributed to the creditor trust on behalf of the holders of the allowed general unsecured claims and the holders of allowed claims under the Debtors’ prepetition senior secured credit facility shall receive 100% of the new securities.

      The confirmation of a plan of reorganization is one of the Company’s primary objectives. In February 2003, the Bankruptcy Court approved the Disclosure Statement which together with the Proposed Plan has been sent to all creditors for approval. The deadline to vote to accept or reject the Proposed Plan was March 21, 2003. The hearing to consider confirmation of the Proposed Plan is presently scheduled for April 3, 2003 at 1:30 P.M. in the Bankruptcy Court. In order to confirm a plan of reorganization, the Bankruptcy Court, among other things, is required to find that (i) with respect to each impaired class of creditors and equity holders, each holder in such class has accepted the plan or will, pursuant to the plan, receive at least as much as such holder would receive in a liquidation, (ii) each impaired class of creditors and equity holders has accepted the plan by the requisite vote (except as described in the following sentence), and (iii) confirmation of the plan is not likely to be followed by a liquidation or a need for further financial reorganization of the Debtors or any successors to the Debtors unless the plan proposes such liquidation or

NATIONSRENT, INC.
(Debtor-In-Possession as of December 17, 2001)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

reorganization. If any impaired class of creditors or equity holders does not accept the plan and, assuming that all of the other requirements of the Bankruptcy Code are met, the proponents of the plan may invoke the “cram down” provisions of the Bankruptcy Code. Under these provisions, the Bankruptcy Court may confirm a plan notwithstanding the non-acceptance of the plan by an impaired class of creditors or equity holders if certain requirements of the Bankruptcy Code are met. These requirements may, among other things, necessitate payment in full for senior classes of creditors before payment to a junior class can be made.

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

3.  ACCOUNTING POLICIES

Basis of Presentation

      The Company operates in one industry segment consisting of the rental and sales of equipment and related merchandise and parts. The Company’s operations are managed as one segment, or strategic unit, because it offers similar products and services in similar markets and the factors underlying strategic decisions are comparable for all products and services.

      The nature of the Company’s business is such that short-term obligations are typically met by cash flow generated from long-term assets. Consequently, consistent with industry practice, the accompanying consolidated balance sheets are presented on an unclassified basis.

      The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

      The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates continuity of operations, realization of assets, and payment of liabilities in the ordinary course of business, and do not reflect adjustments that might result if the Debtors are unable to continue as a going concern. The Debtors’ history of significant losses, the stockholders’ deficit of approximately $1,131,138,000 as of December 31, 2002 and their Chapter 11 Cases raise substantial doubt about the Debtors’ ability to continue as a going concern. Continuing as a going concern is dependent upon, among other things, the Debtors’ formulation of a plan or plans of reorganization acceptable to the Bankruptcy Court and creditors, the success of future business operations, and the generation of sufficient cash from operations and financing sources to meet the Company’s obligations. The consolidated financial statements do not reflect: (i) the realizable value of assets on a liquidation basis or their availability to satisfy liabilities; (ii) aggregate prepetition liability amounts that may be allowed for unrecorded claims or contingencies, or their status or priority; (iii) the effect of any

NATIONSRENT, INC.
(Debtor-In-Possession as of December 17, 2001)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

changes to the Debtors’ capital structure or in the Debtors’ business operations as the result of an approved plan or plans of reorganization; or (iv) adjustments to the carrying value of assets or liability amounts that may be necessary as a result of actions by the Bankruptcy Court. Adjustments necessitated by a plan of reorganization could materially change the amounts reported in the accompanying consolidated financial statements.

      These statements have been prepared in accordance with the American Institute of Certified Public Accountants (“AICPA”) Statement of Position (“SOP”) 90-7, “Financial Reporting by Entities in Reorganization under the Bankruptcy Code.” Pursuant to SOP 90-7, revenues and expenses, realized gains and losses and provisions for losses resulting from the reorganization of the business are to be reported in the consolidated statements of operations separately as reorganization items. Professional fees are expensed as incurred. Interest expense is reported only to the extent that it will be paid during the Chapter 11 Cases or that it is probable that it will be an allowed claim. Reorganization items are disclosed in the notes to consolidated financial statements. See “— Note 6 — Reorganization Items, Net.”

Cash Equivalents

      The Company considers all highly liquid instruments with a maturity of three months or less when purchased to be cash equivalents. The Company had zero and $22,945,000 of cash equivalents at December 31, 2002 and 2001, respectively.

Use of Estimates

      The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. Significant estimates include the service lives and residual value of rental equipment, the accruals related to the Company’s restructuring plan, the allowance for doubtful accounts, the valuation allowance related to the Company’s deferred tax assets, the accruals related to the Company’s insurance programs, the allocation of purchase price of acquired businesses and the valuation of intangible assets related to acquired businesses.

Inventories

      Inventories, which consist of equipment, tools, parts and related merchandise supply items, are stated at the lower of cost or market. Cost is determined using the first-in, first-out method. Provision is made to reduce excess or obsolete inventories to their estimated net realizable value.

Deferred Financing Costs

      Costs relating to borrowings are deferred and amortized to interest expense using the effective interest method over the terms of the related borrowings. As of December 31, 2002 and 2001, deferred financing costs of $15,582,000 and $15,696,000 were recorded, net of accumulated amortization of $7,090,000 and $6,988,000, respectively. The amortization of deferred financing and debt issuance costs was $102,000, $3,254,000, and $2,296,000 for the years ended December 31, 2002, 2001 and 2000, respectively. During the first quarter of 2001, the Company recorded an approximate $3,600,000 charge to income related to the deferred financing costs related to its senior credit facility. Such charge was the result of an amendment to the senior credit facility that reduced the capacity from $925,000,000 to $850,000,0000.

NATIONSRENT, INC.
(Debtor-In-Possession as of December 17, 2001)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Rental Equipment

      Rental equipment purchased by the Company is recorded at cost and depreciated over its estimated service life using the straight-line method. The range of service lives estimated by management for rental equipment is 18 to 96 months. Rental equipment is depreciated to a residual value ranging from zero to 79.0% of cost. Accumulated depreciation on rental equipment was $213,862,000 and $154,586,000 at December 31, 2002 and 2001, respectively. Depreciation expense of rental equipment was $78,447,000, $66,499,000 and $74,144,000 for the years ended December 31, 2002, 2001 and 2000, respectively. Ordinary maintenance and repair costs are charged to operations as incurred. Expenditures that extend the useful life or increase the capacity, efficiency or safety of rental equipment are capitalized.

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

      As a result of the Company’s current liquidity and capital resource constraints the Company’s ability to dispose of and replace its rental fleet within the service lives set forth in its depreciation policy has been restricted. Currently approximately 15.0% of the Company’s rental fleet has exceeded its service life as determined by the Company’s depreciation policy. As a result, the Company has extended the service lives and reduced the related residual values of such assets to record depreciation expense in the periods beyond its originally estimated service life.

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

      Depreciation expense of property and equipment was $15,203,000, $16,816,000 and $7,405,000 for the years ended December 31, 2002, 2001 and 2000, respectively. Ordinary maintenance and repair costs are charged to expense as incurred.

Long-Lived Assets

      The carrying value and estimated lives of long-lived assets are reviewed if the facts and circumstances suggest that the carrying value may be impaired or the useful lives may require revision. If this review indicates that the carrying value of long-lived assets will not be recoverable, as determined based on the undiscounted cash flows of the long-lived assets over the remaining amortization period, the Company’s carrying value of the long-lived assets will be reduced by the amount by which carrying value exceeds fair value. Management has reviewed the carrying value of the Company’s long-lived assets to be held and used in the Company’s operations (other than goodwill) and has determined there has been no impairment of the carrying value for any periods presented. The Company also reviewed the carrying value of $28,746,000 of assets within its rental fleet that were held for sale in the third quarter of 2002. This resulted in an impairment charge, related to these assets. See — Note 7 —“Impairment of Rental Equipment.”

Capitalized Interest

      Interest cost incurred on capital expenditures for assets constructed by the Company is capitalized and included in the cost of such assets. Total interest cost incurred by the Company was $34,389,000, $110,467,000 and $101,427,000 for the years ended December 31, 2002, 2001 and 2000, respectively. Total interest capitalized was zero, zero and $2,034,000 for the years ended December 31, 2002, 2001 and 2000, respectively.

NATIONSRENT, INC.
(Debtor-In-Possession as of December 17, 2001)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Intangible Assets Related to Acquired Businesses

      Prior to January 1, 2002, the Company recorded intangible assets at cost and amortized them using the straight-line method over their estimated useful lives of five years for covenants not to compete and 40 years for goodwill. When an intangible asset’s carrying value exceeded associated expected operating cash flows, the Company considered it to be impaired and wrote it down to fair value which was determined based on discounted future cash flows.

      As a result of the significant historical and projected cash flow losses and the uncertainty surrounding the Company’s ability to restructure its capital structure in a satisfactory manner under the Chapter 11 Cases, the Company determined that the carrying value of its net assets exceeded the projected future undiscounted cash flows and, accordingly, the Company recognized an operating charge for the permanent impairment of the entire unamortized balance of intangible assets related to acquired businesses of approximately $770,833,000 in the quarter ended December 31, 2001.

      The accumulated amortization of intangible assets related to acquired businesses was zero, zero and $40,927,000 at December 31, 2002, 2001 and 2000, respectively. Amortization expense of intangible assets was zero, $19,903,000 and $20,348,000 for the years ended December 31, 2002, 2001 and 2000, respectively. See — “Impact of Recently Issued Accounting Standards.”

Fair Value of Financial Instruments

      The carrying amounts reported in the accompanying consolidated balance sheets for cash and cash equivalents, accounts receivable and accounts payable approximate fair value due to the short-term nature of these accounts. The fair value of prepetition debt as of December 31, 2002 and 2001 is not determinable, due to the uncertainties surrounding the repayment terms of this debt as a result of the Chapter 11 proceedings.

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

NATIONSRENT, INC.
(Debtor-In-Possession as of December 17, 2001)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Advertising

      Advertising costs are charged to expense as incurred. The Company incurred advertising costs of $5,070,000, $10,462,000 and $9,824,000 for the years ended December 31, 2002, 2001 and 2000, respectively.

Income Taxes

      The Company accounts for income taxes under the liability method pursuant to Statement of Financial Accounting Standards (“SFAS”) No. 109, “Accounting for Income Taxes.” Under the liability method, deferred tax assets and liabilities are determined based on differences between the financial reporting and tax bases of assets and liabilities using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. Recognition of deferred tax assets is limited to amounts considered by management to be more likely than not with respect to realization of those assets in future periods. The Company and its wholly-owned subsidiaries file a consolidated federal income tax return.

Concentrations of Credit Risk

      Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash investments and accounts receivable. The Company maintains cash and cash equivalents with high quality financial institutions. Concentrations of credit risk with respect to accounts receivable are limited because a large number of diverse customers make up the Company’s customer base. No single customer represents greater than 10.0% of total accounts receivable. The Company mitigates customer credit risk through credit approvals, credit limits, and monitoring procedures.

Stock-Based Compensation

      The Company accounts for stock compensation arrangements in accordance with Accounting Principles Board Opinion (“APB”) No. 25, “Accounting for Stock Issued to Employees,” and related interpretations and accordingly, recognizes no compensation expense for the stock compensation arrangements with employees or directors since the stock options are granted at exercise prices at or greater than the fair market value of the shares at the date of grant and follows the new disclosure requirements of SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure.” See “— Impact of Recently Issued Accounting Standards” below for further discussion.

      Pro forma information regarding net loss and loss per share is required by SFAS No. 123, “Accounting for Stock Based Compensation,” as if the Company had accounted for its granted employee stock options under the fair value method of SFAS No. 123. The Company granted no options in 2002. The Company’s pro forma net loss, pro forma loss per share and pro forma weighted average fair value of options granted in 2002, 2001 and 2000 (with related assumptions) would have been as follows:

	Year Ended
	December 31,

	2002	2001	2000

	(In thousands, except per share data)
Reported net loss	$(160,629)	$(942,397)	$(73,690)
Pro forma stock-based compensation expense, net of tax	$(2,486)	$(5,346)	$(8,751)

Pro forma net loss	$(163,115)	$(947,743)	$(82,441)

Reported loss per share, basic and diluted	$(2.80)	$(16.43)	$(1.27)
Pro forma loss per share, basic and diluted	$(2.84)	$(16.52)	$(1.42)
Weighted average fair value of options granted	$—	$0.60	$3.10
Expected life (years)	—	7	7
Risk-free interest rate	—	4.88%	5.78%
Expected volatility	—	155.28%	87.30%
Dividend yield	—	0.00%	0.00%

Impact of Recently Issued Accounting Standards

      In June 2001, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 141, “Business Combinations.” This pronouncement addresses financial accounting and reporting for business combinations and supercedes APB No. 16, “Business Combinations” and SFAS No. 38, “Accounting for Preacquisition Contingencies of Purchased Enterprises.” All business combinations within the scope of SFAS No. 141 are to be accounted for under the purchase method. SFAS No. 141 is effective for business combinations occurring after June 30, 2001. The Company adopted the provisions of SFAS No. 141 as of the effective date. Adoption of the provisions of this pronouncement had no impact on the accompanying consolidated financial statements of the Company.

      In June 2001, the FASB issued SFAS No. 142, “Goodwill and Other Intangible Assets.” This pronouncement addresses financial accounting and reporting for intangible assets acquired individually or with a group of other assets. SFAS No. 142 also addresses financial accounting and reporting for goodwill and other intangible assets subsequent to their acquisition. With the adoption of SFAS No. 142, goodwill and certain other intangible assets are no longer subject to amortization. Instead, goodwill will be subject to at least an

NATIONSRENT, INC.
(Debtor-In-Possession as of December 17, 2001)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

annual assessment for impairment in value by applying a fair value based test. Any applicable impairment loss is the amount, if any, by which the implied fair value of goodwill is less than the carrying or book value. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001. An impairment loss for goodwill arising from the initial application of SFAS No. 142 is to be reported as a cumulative effect of a change in accounting principle. The Company adopted the provisions of SFAS No. 142, as appropriate. The adoption did not have any impact on the Company’s consolidated financial statements as the Company’s entire intangible assets related to acquired businesses balance was written-off as of December 31, 2001 as a result of the Company’s significant historical and projected cash flow losses and the uncertainty surrounding the Company’s ability to restructure its capital structure in a satisfactory manner under the Chapter 11 Cases.

     The following table compares actual results of operations for the year ended December 31, 2002 with proforma results of operations for the years ended December 31, 2001 and 2000 assuming that the Company did not amortize intangible assets related to acquired businesses in the years ended 2001 and 2000 applying the provisions of SFAS No. 142 to such years (in thousands, except per share data):

	Year Ended
	December 31,

	2002	2001	2000

Reported net loss	$(160,629)	$(942,397)	$(73,690)
Amortization of intangible assets related to acquired businesses	—	19,903	20,348

Net loss excluding amortization of intangible assets related to acquired businesses	$(160,629)	$(922,494)	$(53,342)

Reported loss per share
Basic and Diluted	$(2.80)	$(16.43)	$(1.27)

Loss per share excluding amortization of intangible assets related to acquired businesses
Basic and Diluted	$(2.80)	$(16.08)	$(0.92)

      In August 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” This pronouncement addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This pronouncement supersedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of,” and the accounting and reporting provisions of APB No. 30, “Reporting the Results of Operations — Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions,” for the disposal of a segment of business (as previously defined in that opinion). SFAS No. 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years, with early application encouraged. The adoption of SFAS No. 144, as of January 1, 2002 did not have a material impact on the consolidated financial statements of the Company.

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

      In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” SFAS No. 146 nullifies Emerging Issues Task Force (“EITF”) Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” SFAS No. 146 requires companies to recognize costs associated with exit activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. SFAS No. 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. The Company will adopt this provision for exit or disposal activities initiated after December 31, 2002.

      In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure.” This statement amends SFAS No. 123, “Accounting for Stock-Based Compensation.” The provisions of this statement are effective for interim and annual financial statements for fiscal years ending after December 15, 2002. This statement provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. Also, this statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company continues to apply APB No. 25 recognition and measurement principles, but has complied with the new disclosure requirements of this statement. See “ — Note 14 — Stock Options” for these disclosures.

NATIONSRENT, INC.
(Debtor-In-Possession as of December 17, 2001)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

4.  DEBT

      Debt, all of which is subject to compromise with the exception of the debtor-in-possession financing facility (the “DIP Financing Facility”) and the post-petition note, consists of the following:

	December 31,

	2002	2001

	(in thousands)
Notes payable to financial institutions:
Term loan due July 2006	$393,798	$395,364
Revolving credit facility due July 2004	355,481	355,903
DIP financing facility	12,252	—
10.375% Senior Subordinated Notes due December 15, 2008 with interest due semi-annually each June 15 and December 15	175,000	175,000
Post-petition notes payable, bearing interest at 7.0%, interest payable quarterly and maturities through October 2005, secured by equipment	1,976	—
Subordinated promissory notes, bearing interest at 6.0% to 8.5%, interest payable quarterly and maturities through November 2002	625	625
Subordinated convertible promissory notes, bearing interest at 6.0% to 8.5%, interest payable quarterly and maturities through December 2006	98,798	99,782
Rental equipment financing obligations, secured by equipment, payable in monthly installments, through January 2005	18,965	21,770
Note payable, with interest at the commercial paper rate plus 2.05% to 2.25%, payable in monthly installments through September 2004, secured by equipment	6,773	7,083
Note payable, with interest at the London Interbank Offered Rate plus 2.75%, payable in monthly installments secured by equipment	7,824	7,909
Equipment notes, bearing interest at 6.2% to 9.25% or at the Prime Rate less 0.25%, payable in various monthly installments through April 2003, secured by equipment	29,454	34,105
Note payable to related party (see Note 17)	—	1,000
Other	11	11

Total debt	$1,100,957	$1,098,552

Debt not subject to compromise	$14,228	$—

Debt subject to compromise	$1,086,729	$1,098,552

NATIONSRENT, INC.
(Debtor-In-Possession as of December 17, 2001)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

     DIP Financing Facility

      In December 2002, the Company amended and restated the DIP Financing Facility to increase availability up to $75,000,000 (including up to $30,000,000 of letters of credit) and to extend its term until June 30, 2003. Under the terms of the DIP Financing Facility, availability is subject to a borrowing base based upon eligible rental equipment and trade accounts receivable. Amounts borrowed under the DIP Financing Facility bear interest per annum equal to the agent’s capital index rate plus 2.00%. In addition to a $500,000 commitment fee and a $750,000 syndication fee, there is an unused commitment fee of 0.50%, a letter of credit fee of 3.25%, and a letter of credit fronting fee of up to 0.25%. The DIP Financing Facility is secured by super-priority claims and liens on the real and personal assets of the Company that also secure the prepetition senior credit facility. The DIP Financing Facility contains financial covenants requiring a minimum operating cash flow, as well as other covenants that limit, among other things, indebtedness, liens, sales of assets, capital expenditures, investments, and prohibit dividend payments. In connection with the DIP Financing Facility, the Company’s prepetition senior credit facility was amended to provide for subordination of the liens (to the liens under the DIP Financing Facility) and use of cash collateral.

      As of December 31, 2002 the Company had $12,252,000 in cash borrowings and had $19,999,000 in letters of credit outstanding under the DIP Financing Facility. As of March 25, 2003 the Company had $24,860,000 in cash borrowings and had $19,999,000 in letters of credit outstanding under the DIP Financing Facility.

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

NATIONSRENT, INC.
(Debtor-In-Possession as of December 17, 2001)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The aggregate contractually stated maturities of debt, including the principal portion of rental equipment financing obligations, is $183,012,000, $394,196,000, $17,532,000, $331,217,000 and zero for the five years ending December 31, 2003, 2004, 2005, 2006 and 2007 respectively, and $175,000,000 thereafter.

      Rental equipment financing obligations consist of leases which meet the criteria for treatment as capital leases under accounting principles generally accepted in the United States. The total amount of assets recorded under these leases is $30,501,000 and $33,771,000 and the accumulated depreciation related to these assets is $7,711,000 and $6,180,000 at December 31, 2002 and 2001, respectively. Contractually stated future minimum lease payments under capital leases at December 31, 2002 total $11,769,000, $8,283,000, $2,461,000 and $547,000 for the years ending December 31, 2003, 2004, 2005 and 2006, respectively. There are no payments under capital leases subsequent to the year ending December 31, 2006. The amount representing interest relating to these lease payments is $4,095,000. Amortization relating to these assets is included in rental equipment depreciation.

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

      As a result of the Chapter 11 Cases, no principal or interest payments may be made on unsecured prepetition debt without Bankruptcy Court approval or until a plan or plans of reorganization providing for the repayment terms has been confirmed by the Bankruptcy Court and becomes effective. Therefore, interest on prepetition unsecured obligations, as well as amortization of deferred financing costs related to such debt, has not been accrued or recorded after the Petition Date. Contractual interest expense not accrued or recorded on certain prepetition debt totaled approximately $58,764,000 and $2,395,000 for the years ended December 31, 2002 and 2001, respectively.

      Liabilities subject to compromise consists of the following:

	As of
	December 31,

	2002	2001

	(In thousands)
Debt	$1,086,729	$1,098,552
Accounts payable	16,276	16,641
Accrued expenses	39,341	43,434
Personal property, real estate and other non-income taxes	4,946	4,517

Total liabilities subject to compromise	$1,147,292	$1,163,144

NATIONSRENT, INC.
(Debtor-In-Possession as of December 17, 2001)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

6.     REORGANIZATION ITEMS, NET

      Expenses directly incurred as a result of the Chapter 11 Cases have been segregated from normal operations and are disclosed separately. The major components are as follows:

	Year Ended
	December 31,

	2002	2001

	(In thousands)
Professional fees	$23,230	$4,102
Employee expenses	5,229	2,000
Facility closures	2,095	5,231
Interest income	(240)	—
Other	1,747	—

Total reorganization items	$32,061	$11,333

     Professional fees consist of costs for financial advisors, legal counsel, consulting and other costs related to professional services incurred. Employee expenses primarily consist of a severance and retention program approved by the Bankruptcy Court to ensure the retention of certain key employees. Facility closure costs relate to the write-off of fixed assets, primarily leasehold improvements, of the stores identified for closure in the reorganization. Interest income consists of interest earned on excess cash balances. Other primarily consists of director and officer insurance purchased as a result of the Chapter 11 Cases. All but $2,019,000 of the reorganization items were cash charges.

7. IMPAIRMENT OF RENTAL EQUIPMENT

      During 2002 the Company performed a review of its rental equipment fleet identifying equipment with low utilization and deployment. Based on this review, the Company decided to sell certain assets within its rental fleet with a carrying value of $28,746,000. In conjunction with this sale, the Company has performed a review for impairment in accordance with SFAS No. 144, “Accounting for the Impairment of Long-Lived Assets.” Accordingly, a portion of the equipment with a carrying value of $28,036,000 was adjusted to its fair value less cost to sell. The resulting $16,923,000 impairment loss was recorded in the accompanying statement of operations.

8.  STOCKHOLDERS’ EQUITY

Preferred Stock

      The Company has authorized 5,000,000 shares of $0.01 par value preferred stock. In July and August 1999, pursuant to a Preferred Stock Purchase Agreement, the Company sold an aggregate of 100,000 shares of Series A Convertible Preferred Stock (“Preferred Stock”) to NR Holdings Limited and NR Investments Limited, affiliates of Investcorp, S.A., for an aggregate price of $100,000,000. The net proceeds of the sale of the Preferred Stock were used to pay down amounts outstanding under the prepetition senior credit facility. The 100,000 shares of Preferred Stock are convertible into 14,285,714 shares of the Company’s $0.01 par value common stock (“Common Stock”), based on a liquidation preference of $1,000 per share of Preferred Stock and a conversion price of $7.00 per share of Common Stock. The holders of the Preferred Stock were granted certain demand and piggy-back registration rights with respect to the shares of the Company’s Common Stock issuable upon conversion of the Preferred Stock, pursuant to a Registration Rights Agreement among the Company, NR Holdings Limited, NR Investments Limited and certain of the Company’s stockholders. Upon certain changes of control of the Company (approved by the Company’s Board of Directors), the Company will be required to offer to purchase shares of Preferred Stock for a purchase price per share equal to the liquidation preference plus 8% compounded annually from the date of issuance. The terms of the Preferred Stock are set forth in the Preferred Stock Certificate of Designation along with the Preferred Stock Purchase Agreement and the Registration Rights Agreement.

      In August and September 2000, pursuant to a Preferred Stock Purchase Agreement, the Company sold an aggregate of 100,000 shares of Series B Convertible Preferred Stock (the “Series B Preferred Stock”), to NR2 Holdings Limited, DB Capital Investors, L.P., J.P. Morgan Capital Corporation and Sixty Wall Street Fund, L.P. for an aggregate price of $100,000,000. The net proceeds of the sale of the Series B Preferred Stock were used to pay down amounts outstanding under the prepetition senior credit facility. The 100,000 shares of Series B Preferred Stock are convertible into 22,222,222 shares of Common Stock, based on a liquidation preference of $1,000 per share of Series B Preferred Stock and a conversion price of $4.50 per share of Common Stock. The holders of the Series B Preferred Stock were granted certain demand and piggy-back registration rights with respect to the shares of the Company’s Common Stock issuable upon conversion of the

NATIONSRENT, INC.
(Debtor-In-Possession as of December 17, 2001)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Series B Preferred Stock, pursuant to a Registration Rights Agreement among the Company, such holders and certain of the Company’s stockholders. Upon certain changes of control of the Company (approved by the Company’s Board of Directors), the Company will be required to offer to purchase shares of Series B Preferred Stock for a purchase price per share equal to the liquidation preference plus 8% compounded annually from the date of issuance. The terms of the Series B Preferred Stock are set forth in the Series B Preferred Stock Certificate of Designation along with the Preferred Stock Purchase Agreement and the Registration Rights Agreement.

      Pursuant to the Proposed Plan, no value or other distribution will be made on account of the Company’s equity securities.

Common Stock

      In May 2000, the Board of Directors of the Company approved the repurchase from time to time of up to $5,000,000 of the Company’s Common Stock. As of December 31, 2000, the Company repurchased 919,000 shares of its Common Stock in the open market for a cost of approximately $2,675,000. In January 2001, the Company purchased 146,200 additional shares of its Common Stock in the open market for a cost of approximately $205,000. Through January 2001, an aggregate of 1,065,200 shares of Common Stock have been acquired under this program for an aggregate purchase price of approximately $2,880,000. These shares have been recorded as treasury stock in the accompanying consolidated financial statements. Since January 2001, no additional shares have been purchased.

      In June 2001, the New York Stock Exchange (the “NYSE”) notified the Company that the Company’s stock price had been below the NYSE’s continued listing criteria for minimum share price of $1.00 over a 30 day trading period. In addition, in November 2001, the NYSE notified the Company that the Company’s market capitalization had been below the NYSE’s continued listing criteria for minimum market capitalization of $15,000,000 over a 30 day trading period. In November 2001, the NYSE advised the Company that the they would suspend the Company’s Common Stock from trading on the NYSE and seek to delist the stock from the NYSE. In December 2001, the NYSE delisted the Common Stock from the NYSE.

      The Company’s stock began trading on the over-the-counter electronic bulletin board, commonly known as the pink sheets (the “OTCBB”) during November 2001. In May 2002, the Company was notified by the OTCBB that as a result of the Company’s late filings of required reports under the Securities Exchange Act of 1934, the Company’s stock would not be eligible for trading on the OTCBB beginning June 2002, unless all such required reports were filed. In June 2002, the Company’s Common Stock was removed from the OTCBB.

      Pursuant to the Proposed Plan, no value or other distribution will be made on account of the Company’s equity securities.

9.  COMMITMENTS AND CONTINGENCIES

Operating Leases

      The Company leases rental equipment, real estate and certain office equipment under operating leases. Certain real estate leases require the Company to pay maintenance, insurance, taxes and certain other expenses in addition to the stated rentals. Contractually stated future minimum lease payments under noncancelable operating leases (excluding rejected leases) at December 31, 2002 total $172,013,000, $80,705,000, $39,811,000, $16,227,000 and $13,877,000 for the years ending December 31, 2003, 2004, 2005, 2006 and 2007, respectively and $29,936,000, thereafter. Lease expense under noncancelable operating leases was $113,285,000, $117,746,000 and $96,766,000 for the years ended December 31, 2002, 2001 and 2000, respectively. As part of the Chapter 11 Cases, the Company is reviewing the legal status of its equipment leases (and other leases), including the issue of whether such leases should be recharacterized as financing arrangements for legal purposes in the Chapter 11 Cases. The Company is also renegotiating certain equipment leases as part of the Chapter 11 Cases. Subject to the approval of the Bankruptcy Court, the Company has entered or expects to enter into settlement agreements with respect to such equipment leases.

NATIONSRENT, INC.
(Debtor-In-Possession as of December 17, 2001)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Insurance

      In addition to group medical coverage, effective September 1, 2000, the Company’s primary auto liability, commercial general liability, and, in most states, its workers’ compensation liability insurance coverages were issued under an arrangement with an insurance carrier pursuant to which the Company effectively self-insures such primary coverage. Above the respective primary coverages, the Company has obtained commercial excess/umbrella and excess workers’ compensation liability stop loss coverages on a fully insured basis. The Company's exposure to losses for the primary coverages are accrued based upon the fully developed liability for reported claims incurred and fully developed estimate for claims incurred but not reported. These liabilities are not discounted.

Legal Matters

      On December 17, 2001, the Debtors filed the Chapter 11 Cases in the Bankruptcy Court. The cases were consolidated for procedural purposes and designated as Case No. 01-11628 (PJW). In connection with the Chapter 11 Cases, proofs of claim have been filed against the Debtors with the Bankruptcy Court or with the Debtors’ claims and noticing agent. The Debtors currently are reconciling filed claims that differ in nature, classification or amount from the Debtors’ books and records through negotiations with the applicable claimants and the filing and prosecution of objections to such claims. See “— Note 22 — Subsequent Events.”

      The Debtors were party to various legal proceedings arising in the ordinary course of their business prior to the filing of the Chapter 11 Cases, none of which were material to the Debtors’ financial condition or results of operations. All such proceedings have been stayed as of the Petition Date, unless the stay has been or will be lifted by the Bankruptcy Court, and any liabilities related to such claims are subject to compromise pursuant to a plan of reorganization in the Chapter 11 Cases.

      The Debtors have also become party to legal proceedings arising in the ordinary course of business after the Petition Date, none of which are material to its financial condition or results of operations.

Environmental Matters

      The Company and its operations are subject to various laws and related regulations governing environmental matters. Under such laws, an owner or operator of real estate may be liable for the costs of removal or remediation of certain hazardous or toxic substances located on or in, or emanating from, such property, as well as investigation of property damage. As part of the Company’s acquisition due diligence and prior to leasing any new facilities, the Company performs extensive environmental analyses on the sites to be operated by the Company. Any required remediation has typically been the responsibility of the prior owner or landlord. The Company does not believe there are currently any environmental liabilities which should be recorded or disclosed in the accompanying consolidated financial statements. The Company believes the possibility is remote that its compliance with various laws and regulations relating to the protection of the environment will have a material effect on its capital expenditures, future earnings or financial position.

10.  2000 RESTRUCTURING PLAN

      During the fourth quarter of 2000, the Company’s management implemented a plan to restructure certain of its operations to address a significant imbalance between the Company’s revenue and costs. During 2001, the Company implemented additional actions to restructure certain of its operations pursuant to the 2000 restructuring plan.

NATIONSRENT, INC.
(Debtor-In-Possession as of December 17, 2001)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

      Pursuant to the restructuring plan, during the fourth quarter of 2000, the Company recorded a pre-tax restructuring charge of approximately $72,005,000 and during 2001, the Company recorded an additional net pre-tax restructuring charge of approximately $9,653,000. There was no activity in 2002 related to these charges. The components of these charges, along with the activity for 2000 (of which $21,807,000 was non-cash) and 2001 related to these charges, are presented in the following table (in thousands).

	2000 Activity			2001 Activity
							Reserve
			Reserve				Balance at
	Amounts		Balance at	Amounts	Deductions		December 31,
	Charged		December 31,	Charged to
	to Income	Deductions	2000	Income	Cash	Non-Cash	2001	2002

Rental fleet disposition	$42,693	$(6,202)	$36,491	$9,685	$—	$(46,176)	$—	$—
Information systems abandonment	11,530	(10,630)	900	—	(900)	—	—	—
Employee termination severance costs	10,156	(3,520)	6,636	762	(5,583)	—	1,815	1,815
Facility closures	7,626	(5,863)	1,763	(794)	(576)	(69)	324	324

	$72,005	$(26,215)	$45,790	$9,653	$(7,059)	$(46,245)	$2,139	$2,139

      The charge for rental fleet disposition represents estimated losses on assets identified for sale under the restructuring plan. As of December 31, 2001, all of the rental equipment that was identified for sale under the restructuring plan had been sold.

      The restructuring plan includes the termination and payment of related severance benefits under the Company’s existing severance plan and agreements for approximately 450 employees, all of whom had been terminated as of December 31, 2001.

      During 2001, the Company modified its restructuring plan related to facility closures, primarily as a result of changes to its planned openings of NationsRent rental centers within select Lowe’s home improvement stores. As a result of the changes to the restructuring plan, three of the rental facilities originally identified for closure will remain open and one additional rental facility was identified for closure. The impact of such changes was not material to the original restructuring charge recorded for store closures. All 16 stores that have been identified for closure under the restructuring plan, as modified, have been closed as of December 31, 2001. Lease payments for the facility closures extend into 2009 pursuant to the terms of the facility lease agreements. However, during the first quarter of 2002, the Company received approval from the Bankruptcy Court to reject the facility lease agreements. As such, the remaining reserve for such future lease payments was reversed to income, which resulted in a $794,000 reduction of the previously recorded charge. The remaining reserve balance at December 31, 2002 for facility closures relates to certain office equipment leases that the Company has not yet received Bankruptcy Court approval to reject.

      The timing and amounts of all remaining reserve balances related to the 2000 restructuring plan will be determined by the resolution of the Chapter 11 Cases.

11.     DERIVATIVE FINANCIAL INSTRUMENTS

      Effective January 1, 2001 the Company adopted SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended. This statement establishes accounting and reporting standards for

NATIONSRENT, INC.
(Debtor-In-Possession as of December 17, 2001)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

derivative instruments and hedging activities. This standard requires that all derivative instruments be recorded in the balance sheet as either an asset or liability measured at its fair value. The provisions of SFAS No. 133 require that changes in a derivative’s fair value be recognized immediately in earnings unless specific hedge accounting criteria are met.

      The Company was party to interest rate swaps until April 2002 when all swaps had terminated or expired. The Company used swaps to limit its exposure to and benefits from interest rate fluctuations on variable rate debt to within a certain range of rates. Derivative financial instruments are not used for trading or speculative purposes. As of December 31, 2001, the amount covered by swaps was $195,000,000, with effective interest rates between 6.58% and 6.80%. The swap agreements for $165,000,000 and $30,000,000 of debt expired in February and October of 2002, respectively. The Company recognized its derivatives in the balance sheet at fair value, representing a liability of approximately $2,697,000 as of December 31, 2001 which is included in other accrued liabilities in the accompanying consolidated balance sheet. This amount is included in liabilities subject to compromise. The Company determined the interest rate swaps to be ineffective cash flow hedges, as defined by SFAS No. 133. In accordance with the transition provisions of SFAS No. 133, the Company recorded a $1,359,000 charge net of $968,000 of income tax benefits, or $0.02 per share, which is recorded in the consolidated statement of operations for the year ended December 31, 2001 as a cumulative effect of change in accounting principle. The impact of the change in value of the Company’s swaps for the year ended December 31, 2001 resulted in a net charge to interest expense of $369,000.

12.  INCOME TAXES

      The components of the provision (benefit) for federal and state income taxes are summarized as follows:

	Year Ended
	December 31,

	2002	2001	2000

	(in thousands)
Current	$100	$123	$100
Deferred	(100)	(10,906)	(24,952)

	$—	$(10,783)	$(24,852)

Federal	$—	$(8,967)	$(20,264)
State	—	(1,816)	(4,588)

	$—	$(10,783)	$(24,852)

      A reconciliation of the statutory federal income tax rate to the effective income tax rate is as follows:

	Year Ended
	December 31,

	2002	2001	2000

Federal statutory income tax rate	35.0%	35.0%	35.0%
Non-deductible goodwill	—	(9.6)	(2.5)
Non-deductible reorganization costs	(3.6)	—	—
State income taxes, net of federal tax benefit	3.6	2.9	4.0
Change in valuation allowance	(34.8)	(27.1)	(9.1)
Other, net	(0.2)	(0.1)	(2.2)

	—%	1.1%	25.2%

      The benefit for income taxes for the year ended December 31, 2001 was $10,783,000 of which, $968,000 is included in the cumulative effect of change in accounting principle, net of income tax benefit.

NATIONSRENT, INC.
(Debtor-In-Possession as of December 17, 2001)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Deferred income taxes reflect the tax effects of temporary differences between the carrying value of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The significant components of deferred income tax assets and liabilities are as follows:

	December 31,

	2002	2001

	(in thousands)
Deferred income tax assets, net:
Accrued liabilities and other reserves	$2,019	$10,021
Restructuring reserve	834	834
Bad debt reserve	6,562	10,182
Net operating loss carryforwards	245,460	169,499
Intangible assets	148,673	162,327
Alternative minimum tax and other credits	1,714	1,714
Other	358	494
Valuation allowance	(318,821)	(262,982)

	86,799	92,089
Deferred income tax liabilities:
Depreciable assets	(86,799)	(92,089)

Net deferred income tax liabilities	$—	$—

      At December 31, 2002, the Company had Net Operating Loss (“NOL”) carryforwards for federal and state income tax purposes of $629,385,000, that expire in the years 2006 through 2022. At December 31, 2002, the Company had alternative minimum tax credit and general business credit carryforwards of $1,714,000. These credits are available to offset future regular income tax that is in excess of the alternative minimum tax in such year.

      During 2001, a large number of shares of Common Stock of the Company were exchanged on the open market. If it is determined that these transactions result in an “ownership change” as defined under Internal Revenue Code (“IRC”) §382, the Company’s ability to utilize its NOL carryforwards and other tax attributes including tax credit carryforwards may be limited in accordance with the IRC §382.

      The Company has recorded a valuation allowance for deferred tax assets of $318,821,000 and $262,982,000 at December 31, 2002 and 2001, respectively, as management believes it is likely that those deferred tax assets will not be realized.

NATIONSRENT, INC.
(Debtor-In-Possession as of December 17, 2001)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

13.  LOSS PER SHARE

      The following table sets forth the computation of basic and diluted loss per share (in thousands, except per share data):

	Year Ended
	December 31,

	2002	2001	2000

Numerator:
Net loss	$(160,629)	$(942,397)	$(73,690)
Interest expense on convertible subordinated debt, net of income taxes	—	—	—

Numerator — diluted loss per share	$(160,629)	$(942,397)	$(73,690)

Denominator:
Denominator for basic loss per share — weighted-average shares	57,364	57,364	58,165
Effect of dilutive securities:
Convertible subordinated debt	—	—	—
Convertible preferred stock	—	—	—
Employee stock options	—	—	—

Denominator for diluted loss per share — adjusted weighted-average shares	57,364	57,364	58,165

Basic loss per share	$(2.80)	$(16.43)	$(1.27)

Diluted loss per share	$(2.80)	$(16.43)	$(1.27)

      Options and warrants to purchase 5,243,940, 8,988,488 and 9,688,167 shares of Common Stock were outstanding at December 31, 2002, 2001 and 2000, respectively, but were not included in the computation of diluted earnings per share because the exercise prices of such options and warrants were greater than the average fair value of the common shares and, therefore, the effect would be antidilutive.

      Weighted average shares of preferred stock convertible into 36,507,937, 36,507,937 and 22,375,574 shares of Common Stock were outstanding at December 31, 2002, 2001 and 2000, respectively, but were not included in the computation of diluted earnings per share since their effect would be antidilutive.

      Weighted average shares of subordinated debt convertible into 10,841,961, 10,948,231 and 11,185,836 shares of Common Stock were outstanding at December 31, 2002, 2001 and 2000, respectively, but were not included in the computation of diluted earnings per share since their effect would be antidilutive.

14.  STOCK OPTIONS

      In August 1998, the Board of Directors and stockholders of the Company approved the NationsRent 1998 Stock Option Plan (the “1998 Plan”), which authorized the grant of options to directors (employee and non-employee) and employees of the Company for up to 5,000,000 shares of Common Stock. In July 1999, the Board of Directors and stockholders of the Company authorized an increase of the shares available for grant under the 1998 Plan to 7,000,000 shares. In May 2000, the Board of Directors and stockholders of the Company authorized an increase of the shares available for grant under the 1998 Plan to 10,000,000 shares. In May 2001, the Board of Directors and the stockholders of the Company authorized an increase of the shares available for grant under the 1998 plan to 12,000,000. In addition, the Company has granted to certain employees 1,087,571 options to purchase shares of Common Stock prior to the adoption of the 1998 Plan (the “Pre-Plan Options”). The Company accounts for stock-based compensation in accordance with the provisions of APB No. 25 and related interpretations. The exercise price per share for all options granted was based on the estimated fair value of the Company’s Common Stock at the time of the grant. As such, no compensation cost has been recognized for these stock options. The Company did not grant any stock options in 2002. During 2001 and 2000, a total of 3,030,000 and 5,027,500 stock options were granted with exercise prices ranging from $0.16 to $2.00 and $1.69 to $5.63 per share, respectively.

NATIONSRENT, INC.
(Debtor-In-Possession as of December 17, 2001)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      In connection with the acquisition of Logan Equipment Corporation (“Logan”), the Company assumed outstanding options to purchase shares of stock in Logan, which were granted under the Logan 1998 Stock Option Plan, and converted them into options to purchase 196,293 shares of Common Stock with an exercise price of $0.86 per share. In December 1999, pursuant to the acquisition agreement with Logan, these options were automatically converted into options to purchase 291,347 shares of Common Stock with an exercise price of $0.58 per share as a result of certain market performance criteria relating to the Common Stock.

      As of December 31, 2002, a total of 13,126,103 shares of Common Stock have been reserved for issuance of options to purchase shares of Common Stock with 7,982,163 remaining available for grant. A summary of the Company’s outstanding stock option activity, and related information, for the years ended December 31, 2000, 2001 and 2002 is as follows:

		Weighted
	Options	Average Exercise
	Outstanding	Price

Balance at December 31, 1999	5,981,343	6.06
Granted	5,027,500	3.16
Canceled	(1,284,284)	6.32
Exercised	(136,392)	0.58

Balance at December 31, 2000	9,588,167	4.58

Granted	3,030,000	0.62
Canceled	(3,724,523)	4.40
Exercised	(5,156)	0.58

Balance at December 31, 2001	8,888,488	$3.31

Granted	—	—
Canceled	(3,744,548)	3.24
Exercised	—	—

Balance at December 31, 2002	5,143,940	3.36

      Generally, options granted have ten year terms and vest in equal increments over a three or four year period commencing on the first anniversary of the date of grant, except for options granted to non-employee directors of the Company which are fully exercisable at the time of grant. No options were granted to non-employee directors of the Company in 2002. At December 31, 2002, 700,000 options had been granted to non-employee directors of the Company. Options granted under the 1998 Plan

NATIONSRENT, INC.
(Debtor-In-Possession as of December 17, 2001)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

and Pre-Plan Options expire upon termination of employment or service on the board. The following table summarizes information concerning outstanding and exercisable options as of December 31, 2002:

	Options Outstanding			Options Exercisable

		Weighted
		Average	Weighted		Weighted
Range of		Remaining	Average		Average
Exercise	Number	Contractual	Exercise	Number	Exercise
Prices	Outstanding	Life (Years)	Price	Exercisable	Price

$0.16-1.62	1,618,791	8.24	$0.50	501,291	$0.61
1.69-3.94	1,121,500	7.91	1.92	560,750	2.12
4.63-5.63	1,133,000	6.89	5.08	723,000	5.12
5.75-8.00	1,270,649	5.54	6.75	1,241,149	6.75

	5,143,940	7.21	$3.36	3,026,190	$4.50

      Pursuant to the Proposed Plan, no value or other distribution will be made on account of the Company’s equity securities, including stock options.

15.     PROPERTY AND EQUIPMENT

      Property and equipment, net consists of the following:

	December 31,

	2002	2001

	(in thousands)
Buildings and improvements	$64,359	$62,809
Furniture, fixtures and office equipment	33,488	31,577
Vehicles, delivery and shop equipment	22,346	21,776
Construction in progress	2,740	2,643

	122,933	118,805
Less: accumulated depreciation and amortization	(42,787)	(28,088)

Property and equipment, net	$80,146	$90,717

16.  ACQUISITIONS

      The Company did not make any acquisitions in 2002 or 2001. The Company acquired four equipment rental businesses during the year ended December 31, 2000. The acquisitions have been accounted for using the purchase method and, accordingly, the acquired assets and assumed liabilities have been recorded at their estimated fair values as of the date of acquisition. The operations of the acquired businesses have been included in the Company’s consolidated statements of operations since the effective date of each respective acquisition.

      The aggregate consideration paid for the businesses acquired during 2000 was $25,826,000 and consisted of (i) $21,150,000 of cash, (ii) $3,475,000 of convertible subordinated debt and (iii) $1,200,000 of future contractual cash payments. The cash portion of the consideration was funded through borrowings under the Company’s credit facility. The Company repaid or assumed outstanding indebtedness of the acquired companies in the aggregate amount of $9,793,000.

NATIONSRENT, INC.
(Debtor-In-Possession as of December 17, 2001)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      During 2000, the Company paid consideration of $11,750,000 of cash, $2,450,000 of subordinated convertible debt and 1,728,742 shares of Common Stock to the former owners of previously acquired businesses related to the achievement of certain operating results. The Company records amounts paid for contingent consideration as additional purchase price once they are incurred since the consideration is required regardless of the former owner’s continued association with the Company.

      In connection with two previous acquisitions, the Company agreed to make future payments up to an aggregate of $12,898,000 in cash or Common Stock to the former owners based on the achievement of certain future operating results of the acquired companies or market performance of the Common Stock. These contractual obligations were to be paid at various times through December 2001. These payments were not made as of December 31, 2002.

      The following table sets forth the estimated fair value of the assets acquired and liabilities assumed for the aforementioned acquisitions completed in 2000:

Year Ended
December 31,
2000

(in thousands)
Assets, including cash	$10,375
Goodwill	27,725
Liabilities	12,274

17.  RELATED PARTY TRANSACTIONS

      The Company entered into an Executive Transition Agreement in December 2001 with its former CEO. Pursuant to the agreement, the former CEO agreed to resign all of his director and officer positions with the Company and its subsidiaries the earlier of (i) 60 days following the date of the agreement or (ii) the date the

NATIONSRENT, INC.
(Debtor-In-Possession as of December 17, 2001)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Company appointed a new or interim chief executive officer. The agreement provided a severance payment to the former CEO of $2,000,000, of which $1,000,000 was paid in cash and $1,000,000 was paid in the form a promissory note (backed by a letter of credit) that was to be due and payable upon the former CEO’s resignation. In addition, the Company deposited a retainer of $175,000 with the former CEO’s counsel to cover expenses related to the negotiation, documentation and defense of the Executive Transition Agreement. The former CEO resigned in February 2002. The $2,000,000 was included in reorganization items in 2001.

      The Company leases certain office space from Extended Stay America, Inc. (“Extended Stay”). Lease payments for such space totaled $636,000 for the year ended December 31, 2002. One of the Company’s directors serves as a director of Extended Stay.

      The Company leases certain properties from TTG Properties, a general partnership controlled by a former director of the Company until March 2001. Rental expense for such properties totaled $1,093,000 and $1,061,000 for the years ended December 31, 2001 and 2000, respectively.

      The Company leases certain office space from AutoNation, Inc. (“AutoNation”). Lease payments for such space totalled $752,000, $687,000 and $527,000 for the years ended December 31, 2002, 2001 and 2000, respectively. Two of the Company’s directors serve as directors of AutoNation.

      The Company leased certain office space from Boca Resorts, Inc. (“Boca Resorts”). Lease payments for such space totaled zero, zero and $89,000 for the years ended December 31, 2002, 2001 and 2000, respectively. In addition, the Company leased certain other facilities and related services from the Arena Operating Company, which was controlled by Boca Resorts until July 2001, with lease payments totaling zero and $112,000 for the years ended December 31, 2001 and 2000, respectively. Two of the Company’s directors serve as directors of Boca Resorts, one of which controls a majority of the voting interests of Boca Resorts.

      The Company has purchased certain building construction services and certain freight services from Alvada Construction, Inc. and Alvada Trucking, Inc. (“Alvada”), which totaled $13,000, $124,000 and $1,231,000 for the years ended December 31, 2002, 2001 and 2000, respectively. Alvada is controlled by the estate of a relative of the former CEO of the Company.

      The Company leased certain facilities and related services from South Florida Stadium Corporation at Pro Player Stadium which is owned by one of the Company’s directors. Lease payments for such facilities totaled zero, $177,000 and $179,000 for the years ended December 31, 2002, 2001 and 2000, respectively.

      The Company obtained certain investment banking services from Rhone Group, which totaled $362,000 for the year ended December 31, 2000. One of the Company’s directors is a managing director of Rhone Group. No such services were provided in 2002 and 2001.

      The Company purchased certain fabrication services from Findlay Machine and Tool (“FMT”), which totaled $16,000, $510,000 and $118,000 for the years ended December 31, 2002, 2001 and 2000, respectively. The principal shareholder of FMT is directly related to the former CEO of the Company.

      In connection with the acquisition of A-1 Rental in 1998, the Company issued subordinated debt to and leases certain facilities from a previous owner who served as an officer of the Company until March 2000. Subsequently, the subordinated debt was converted to Common Stock of the Company. Lease payments for such facilities totaled $1,547,000 for the year ended December 31, 2000.

      In connection with the acquisition of Sam’s Equipment Rental, Inc. and Gabriel Trailer Manufacturing Company, Inc., the Company issued subordinated debt to a previous owner who served as a director of the Company until March 2001. Interest payments related to this debt totaled $104,000 for the year ended December 31, 2001 and $263,000 for the year ended December 31, 2000.

NATIONSRENT, INC.
(Debtor-In-Possession as of December 17, 2001)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      In connection with the recruiting and relocation of the Company’s Executive Vice President and Chief Financial Officer, the Company loaned such executive $250,000, the principal and interest of which will be forgiven by the Company one-third a year commencing January 2002.

18.  NON-RECURRING ITEMS

      As a part of the purchase of a certain business during 1999, the Company acquired an equipment dealership, which the Company intended to dispose of and accounted for as an asset held for sale pursuant to EITF No. 87-11 “Allocation of Purchase Price to Assets to be Sold.” In May 2000, the Company decided to close the locations that comprised the dealership portion of the acquisition after it was unable to obtain the manufacturer’s approval for the sale of the dealership to a third party. As such, the Company liquidated the assets of the acquired dealership. The results of operations related to the dealership through the date of disposal, which aggregated $4,645,000 of losses and $525,000 of interest expense, have been excluded from the Company’s 2000 consolidated statements of operations.

19.  RETIREMENT PLAN

      In November 1998, the Company adopted the NationsRent 401(k) Retirement Plan (the “Plan”) which allows its eligible employees to make contributions, up to a certain limit, to the Plan on a tax-deferred basis under Section 401(k) of the Internal Revenue Code of 1986, as amended. Eligible employees are those who have completed their 90 day probationary period and are over twenty-one years of age. The Company may, at its discretion, make matching contributions to the Plan. The Company made matching contributions of zero, $511,000 and $1,170,000 to the Plan for the years ended December 31, 2002, 2001 and 2000, respectively.

20.  COMPREHENSIVE LOSS

      The objective of reporting comprehensive income is to disclose all changes in equity of an enterprise that result from transactions and other economic events in a period other than transactions with owners. The comprehensive loss of the Company was equal to net loss for all periods presented.

NATIONSRENT, INC.
(Debtor-In-Possession as of December 17, 2001)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

21.  QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

      The following tables set forth the Company’s condensed consolidated statements of operations by quarter for the years ended December 31, 2002 and 2001.

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter

	(in thousands, except per share data)
2002
Revenue	$98,638	$118,828	$124,230	$120,445
Gross profit (loss)	9,188	21,506	2,324	(15,917)
Operating loss	(15,231)	(6,933)	(24,453)	(47,886)
Net loss	(31,005)	(28,746)	(43,937)	(56,941)

Basic net loss per share	$(0.54)	$(0.50)	$(0.77)	$(0.99)

Diluted net loss per share	$(0.54)	$(0.50)	$(0.77)	$(0.99)

2001
Revenue	$148,786	$157,828	$157,856	$130,189
Gross profit (loss)	35,031	54,338	47,562	(25,779)
Operating income (loss)	(3,648)	21,942	9,623	(858,417)
Loss before cumulative change in accounting principle	(26,022)	(5,102)	(19,759)	(890,155)
Cumulative effect of change in accounting principle, net of income tax benefit	1,359	—	—	—
Net loss	(27,381)	(5,102)	(19,759)	(890,155)

Basic net loss per share	$(0.48)	$(0.09)	$(0.34)	$(15.52)

Diluted net loss per share	$(0.48)	$(0.09)	$(0.34)	$(15.52)

      During the fourth quarter of 2000, the Company recorded a pre-tax restructuring charge of approximately $72,005,000 and during 2001, the Company recorded an additional pre-tax restructuring charge of approximately $9,653,000 (see Note 10).

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

22.     SUBSEQUENT EVENTS

      In February 2003, the Bankruptcy Court approved the Disclosure Statement which together with the Proposed Plan has been sent to all creditors for approval.

NATIONSRENT, INC.

(Debtor-In-Possession as of December 17, 2001)

VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

SCHEDULE II

(in thousands)

	Balance	Charged
	at	to Costs					Balance
	Beginning	and					at End of
Descriptions	of Period	Expenses	Deductions		Other		Year

Allowance for Doubtful Accounts:
2002	$26,109	$11,645	$(20,928	)(a)	$—		$16,826
2001	13,746	24,245	(11,882	)(a)	—		26,109
2000	7,605	13,162	(7,121	)(a)	100	(b)	13,746
Restructuring reserves(c):
2002	2,139	—	—		—		2,139
2001	45,790	9,653	(7,059	)(c)	(46,245	)(d)	2,139
2000	—	72,005	(4,408	)(c)	(21,807	)(d)	45,790

(a)	Accounts written-off.
(b)	Represents allowance for doubtful accounts of acquired companies.
(c)	Primarily cash payments of costs associated with restructuring activities.
(d)	Primarily non-cash asset write-offs and charges to the rental fleet disposition accrual.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

      None.

PART III

Item 10.  Directors and Executive Officers of the Registrant

Directors

      Set forth below is biographical information for each current director of the Company. Upon the effective date of the Proposed Plan, the initial board of directors of Reorganized NationsRent will consist of the individuals identified in the Proposed Plan.

      Thomas H. Bruinooge, age 59, joined the Company as a director in June 1998 and has served as Chairman of the Board since February 2002. Mr. Bruinooge is an attorney who has been in private practice since 1968 and founded the firm of Bruinooge & Associates in 1987.

      Ivan W. Gorr, age 73, joined the Company as a director in June 1999. Mr. Gorr served as Chairman of the Board of Directors and Chief Executive Officer of Cooper Tire & Rubber Company, a manufacturer of tires and other rubber products, from 1989 until he retired in October 1994. Mr. Gorr also serves as a director of Borg-Warner Automotive, Inc.

      H. Wayne Huizenga, age 65, joined the Company as a director in June 1998. Since September 1996, Mr. Huizenga has served as Chairman of Boca Resorts, Inc. Since January 1995, Mr. Huizenga has served as Chairman of Extended Stay America, Inc., an extended stay lodging company. Mr. Huizenga served as Chairman of AutoNation, Inc. from August 1995 until December 2002, and as Chief Executive Officer or Co-Chief Executive Officer of AutoNation, Inc. from August 1995 until September 1999. He serves as a director of AutoNation, Inc., Republic Services, Inc. and ANC Rental Corporation, a car rental company.

      Harris W. Hudson, age 60, joined the Company as a director in June 1998. Since May 1998, Mr. Hudson has served as Vice Chairman of Republic Services, Inc., a solid waste services company. Mr. Hudson also serves as a director of AutoNation, Inc., an automotive retailer, and Boca Resorts, Inc., a luxury resort hotel company.

      M. Steven Langman, age 40, joined the Company as a director in August 2000. In 1996, Mr. Langman founded and since that time has served as Managing Director of Rhône Group LLC, a private merchant banking firm with offices in New York, Paris and London. Prior to joining Rhône, Mr. Langman was Managing Director of Lazard Frêres & Co. LLC where he specialized in mergers and acquisitions working in both London and New York. Mr. Langman joined Lazard in 1987. Before joining Lazard, he worked in the mergers and acquisition department of Goldman, Sachs & Co. Mr. Langman currently serves on the board of directors of Dreyer’s Grand Ice Cream, Inc. as well as the boards of several private companies controlled by Rhône Capital LLC, a private equity fund affiliated with Rhône Group LLC.

Executive Officers

      Set forth below is biographical information for each of the Named Executive Officers (as defined below). Upon the effective date of the Proposed Plan, the executive officers of Reorganized NationsRent shall consist of the individuals identified in the Proposed Plan.

      D. Clark Ogle, age 56, joined NationsRent in August 2002 as Chief Executive Officer. Commencing in 1998, Mr. Ogle served as President and Chief Executive Officer of Johnson Industries, a textile company with annual revenues of approximately $300,000,000 that employs 2,200 people in 11 plants located in three states. His efforts resulted in a restructuring of Johnston Industries’ operations, significantly reducing bank debt and the successful privatization of the company with a new investment group. From 1996 to 1998, Mr. Ogle was a Managing Director of KPMG Peat Marwick, LLP, where he had been recruited to lead the national consulting recovery practice for the U.S. retail and wholesale food industry. Prior to joining KPMG, he was President and Chief Executive Officer of several large multi-operational companies.

      Joseph H. Izhakoff, age 37, was appointed Executive Vice President and General Counsel and Secretary in August 2002. He joined the Company as Vice President and General Counsel in September 1998. Commencing October 1998, Mr. Izhakoff also began serving as Secretary. From 1995 until he joined the Company, Mr. Izhakoff was an attorney at Akerman, Senterfitt & Eidson, P.A., most recently as a shareholder of the firm, where his practice focused on corporate finance and mergers and acquisitions.

      Philip V. Petrocelli, age 44, was appointed President and Chief Operating Officer in August 2002 and served as President and Chief Executive Officer from February 2002 to August 2002. He joined the Company as Executive Vice President in February 1998. From August 1993 to February 1998, Mr. Petrocelli was Vice President — Western Region of OHM. Before joining OHM, Mr. Petrocelli was a Regional Director and acting Vice President — Analytical Labs with IT Corporation, a provider of engineering services, since September 1988.

      Ezra Shashoua, age 48, joined the Company as Executive Vice President and Chief Financial Officer in January 2001. Previously, Mr. Shashoua worked at 7-Eleven, Inc., a national convenience store chain, in Dallas, Texas, where he served in various capacities of increasing responsibility from 1982 to January 2001, most recently as Vice President and Chief Financial Officer. Prior to joining 7-Eleven, Mr. Shashoua was an attorney at Sonnenschein, Nath and Rosenthal in Chicago, Illinois.

      Kris E. Hansel, age 45, was appointed Vice President of Planning and Process in September 2002. He joined the Company as Vice President and Controller in March 1998. Prior to joining the Company, Mr. Hansel served in various positions of increasing responsibility at OHM Corporation since 1988, most recently as Vice President and Controller. Prior to joining OHM, Mr. Hansel was General Accounting Manager of Wearever — Proctor Silex.

Compensation of Directors

      Directors are reimbursed for their reasonable expenses incurred in connection with their attendance at Board and Committee meetings. In addition, until March, 2002, non-employee directors of the Company received grants of stock options under the Company’s 1998 Stock Option Plan (the “1998 Plan”). The 1998 Plan provided for an automatic grant of options to purchase 50,000 shares of NationsRent common stock when a non-employee director joined the Board. Additional automatic grants of options to purchase 10,000 shares of NationsRent common stock were made at the beginning of each year to non-employee directors continuing to serve on the Board. These options were fully vested and immediately exercisable on the grant date, and remain exercisable for a term of ten years from the date of grant as long as the optionee continues to serve on the Board. The exercise price per share was set at the closing price of NationsRent’s common stock on the date immediately prior to the grant date. In order to retain the services of non-employee directors, the Company determined that in lieu of future grants under the 1998 Plan, non-employee directors would receive cash payments for service on the Board. As of January 1, 2002, future grants of options to non-employee directors under the 1998 Plan were suspended. Non-employee directors now receive $2,500 for each in person Board meeting, $1,500 for each telephonic meeting and $1,000 per Committee meeting, whether in person or telephonic.

      In February 2002, Mr. Bruinooge was elected the non-executive Chairman of the Board in connection with the Chapter 11 Cases. As compensation for his increased services to the Company, Mr. Bruinooge will receive $25,000 per month, plus reasonable out of pocket costs and expenses, for as long as he serves in such capacity.

      Commencing on the effective date of the Proposed Plan, directors of Reorganized NationsRent will receive such compensation as may be determined by Reorganized NationsRent.

Compliance with Section 16(a) of the Exchange Act

      Section 16(a) of the Securities Exchange Act of 1934, as amended, requires officers and directors, and persons who own more than ten percent of a registered class of the Company’s equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission (the “SEC”). Officers, directors and greater than ten-percent stockholders are required by the SEC regulations to furnish the Company with copies of all Section 16(a) reports they file.

      Based solely upon review of the copies of such reports furnished to the Company and written representations from certain executive officers and directors that no other such reports were required, the Company believes that during fiscal year ended December 31, 2002, all Section 16(a) filing requirements applicable to its officers, directors and greater than ten-percent beneficial owners were complied with on a timely basis.

Item 11.  Executive Compensation

Summary Compensation Table

     The following table sets forth the annual base salaries and other compensation that the Company paid for, and stock options granted during, the fiscal years ended December 31, 2000, 2001 and 2002 to the persons listed below, who were serving as executive officers as of December 31, 2002 (the “Named Executive Officers”):

						Long-Term
						Compensation
		Annual Compensation ($)
	Fiscal					Securities
Name and Principal Position	Year	Salary	Bonus	Other		Underlying Options

D. Clark Ogle	2002	184,615	—	23,406	(2)	—
Chief Executive Officer(1)						—
Philip V. Petrocelli	2002	488,500	—	—		—
President and Chief	2001	309,616	—	—		250,000	(4)
Operating Officer(3)	2000	301,816	—	1,912	(5)	350,000	(6)
Joseph H. Izhakoff	2002	300,000	—	—		—
Executive Vice President, General Counsel	2001	279,808	—	—		200,000	(4)
and Secretary	2000	257,842	—	—		250,000	(6)
Ezra Shashoua	2002	300,000	60,000	99,057	(8)	—
Executive Vice President and	2001	271,154	—	135,188	(2)	450,000	(9)
Chief Financial Officer(7)
Kris E. Hansel	2002	200,000	—	—		—
Vice President of Planning and Process(10)	2001	179,808	—	—		100,000	(4)
	2000	175,000	50,000	—		100,000	(6)

(1)	Mr. Ogle joined the Company in August 2002.
(2)	Consists of relocation expenses.
(3)	Mr. Petrocelli was appointed Chief Executive Officer and President on an interim basis in February 2002. Following the hiring of Mr. Ogle in August 2002, Mr. Petrocelli was appointed President and Chief Operating Officer.
(4)	These options have an exercise price of $0.45 per share and vest in a four-year period at the rate of 25% per year commencing in May 2002. These options become immediately exercisable upon a change of control of the Company (as defined in the 1998 Stock Option Plan). Pursuant to the Proposed Plan, there will be no value or distribution on account of these options.
(5)	Consists of personal use of the Company’s aircraft calculated under applicable IRS formula.
(6)	One-half of these options have an exercise price of $4.625 and vest over a four-year period at a rate of 25% per year commencing in March 2001, and one-half of these options have an exercise price of $1.6875 and vest over a four-year period at a rate of 25% per year commencing in November 2001. These options become immediately exercisable upon a change of control of the Company (as defined in the 1998 Stock Option Plan). Pursuant to the Proposed Plan, there will be no value or distribution on account of these options.
(7)	Mr. Shashoua joined the Company in January 2001.
(8)	Consists of annual forgiven portion of $250,000 promissory note issued in January 2001.
(9)	200,000 of these options have an exercise price of $1.75 per share and vest over a four-year period at the rate of 25% per year commencing in January 2002 and 250,000 of these options have an exercise price of $0.45 per share and vest over a four-year period at the rate of 25% per year commencing in May 2002. These options become immediately exercisable upon a change of control of the Company (as defined in the 1998 Stock Option Plan). Pursuant to the Proposed Plan there will be no value or distribution on account of these options.
(10)	Mr. Hansel was appointed Vice President of Planning and Process in September 2002.

Fiscal Year End Option Values

     As of December 31, 2002 the named executive officers held options for an aggregate of 2,679,041 shares of common stock, 1,726,541 of which were exercisable at that time. Pursuant to the Proposed Plan, no value or other distribution will be made on account of these options and therefore they have no value.

1998 Stock Option Plan

      The Board of Directors and stockholders adopted the 1998 Stock Option Plan effective August 6, 1998 (the “1998 Plan”). Pursuant to the 1998 Plan, as amended, options to acquire a maximum of 12,000,000 shares of common stock may be granted to employees, directors (including employee and non-employee directors) and certain independent contractors and consultants of the Company or any Subsidiary (as defined therein). As of March 20, 2003, there were outstanding options to purchase 4,534,938 shares at exercise prices ranging from $8.00 per share to $0.16 per share granted under the 1998 Plan, 2,879,186 of which were immediately exercisable at that time.

      The Compensation Committee of the Company’s Board of Directors administers the 1998 Plan. The Compensation Committee determines which persons will receive options and the number of options to be granted to such persons. The 1998 Stock Option Plan also provides for annual mandatory grants of options to non-employee directors, which were suspended as of January 1, 2002. See “— Compensation of Directors.” The Board of Directors or the Compensation Committee, as the case may be, makes all determinations that it may deem necessary or advisable for the administration of the 1998 Plan.

      Pursuant to the 1998 Plan, the Company may grant Incentive Stock Options (“ISOs”) as defined in Section 422 of the Internal Revenue Code of 1986, as amended (the “Code”), and Non-Qualified Stock Options (“NQSOs”), not intended to qualify under Section 422 of the Code. The price at which the common stock may be purchased upon the exercise of options granted under the 1998 Stock Option Plan is not less than the per share fair market value of the common stock on the date the particular options are granted. Options granted under the 1998 Plan may have maximum terms of not more than ten years and are not transferable, except by will or the laws of descent and distribution.

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

      Options granted pursuant to the 1998 Plan, unless otherwise determined by the Board of Directors, vest over a four-year period at the rate of 25.0% per year commencing on the first anniversary of the date of grant. These options become immediately exercisable upon a change in control of the Company. A “change in control” of the Company is deemed to occur when any person becomes the beneficial owner of or acquires more than 50.0% of the total combined voting power with respect to the election of directors of the Company’s issued and outstanding capital stock.

      ISOs granted under the 1998 Plan are subject to the restriction that the aggregate fair market value (determined as of the date of grant) of options which first become exercisable in any calendar year cannot exceed $100,000.

      In 2001 the Company granted 3,030,000 options to purchase shares of the Company’s common stock under the 1998 Plan. Following the commencement of the Chapter 11 Cases, the Company did not grant any additional options under the 1998 Plan. Pursuant to the Proposed Plan, there will be no value or distribution on account of options granted under the 1998 Plan.

Certain Other Stock Options

      Certain of the Company’s executive officers and other employees were granted stock options to purchase shares of the Company’s common stock prior to the adoption of the 1998 Plan (collectively, the “Non-Plan Options”). As of December 31, 2002, there were outstanding options, granted prior to the adoption of the plan, to purchase 540,211 shares at exercise prices ranging from $5.77 per share to $6.67 per share of which approximately 412,000 were exercisable at that time. These options vest over a four-year period at the rate of 25.0% per year commencing on the first anniversary of the date of grant. Also, these options become immediately exercisable upon a change in control of the Company. A “change in control” of the Company is deemed to occur when any person becomes the beneficial owner of or acquires voting control with respect to more than 50.0% of the common stock or any person has the ability to elect or to cause the election of directors consisting at the time of such election of a majority of the Board.

      Pursuant to the Proposed Plan, there will be no value or distribution on account of these options.

Equity Compensation Plan Information

      The following table sets forth information as of December 31, 2002 related to the 1998 Plan and our Non-Plan Options. These plans and arrangements are described above under “— 1998 Stock Option Plan” and “— Certain Other Stock Options.” Pursuant to the Proposed Plan, there will be no value or distribution on account of these options.

	Number of
	securities to be		Number of
	issued upon	Weighted average	securities
	exercise of	exercise price of	remaining
	outstanding	outstanding	available for future
Plan category	options	options	issuance

Equity compensation plans approved by security holders
1998 Plan	4,534,938	$3.09	7,465,062
Non-Plan Options	540,211	$6.03	Not applicable

Equity compensation plans not approved by security holders
None	—	—	—

Total	5,075,149	$3.40	7,465,062

401(k) Plan and Other Benefits

      The Company’s 401(k) Retirement Savings Plan (the “401(k) Plan”) provides retirement and other benefits to its employees and permits employees a means to save for their retirement. The Company may, at its discretion, make matching contributions under the 401(k) Plan. The 401(k) Plan is intended to be a tax-qualified plan under Section 401(a) of the Code. The Company also provides welfare benefits to its employees, including health, life and disability. The Company’s executive officers participate in these plans, however the benefits do not exceed 10.0% of their respective salaries. The Company did not make any matching contributions under the 401(k) Plan for the twelve months ended December 31, 2002.

Key Employee Retention and Severance Plans

      In January 2002, the Bankruptcy Court approved the key employee retention and severance plans described below.

     Retention Plan

      Under the retention plan, certain of our key employees, including the Named Executive Officers, are eligible for a retention bonus. The key employees are classified into different bands based on their level of responsibility and role within NationsRent. The amount of retention bonuses is based on a key employee’s band and base salary at the time the bonus is determined. Key employees below a certain band are eligible for a retention bonus at the discretion of the Company payable in one or more installments so long as they remain with the Company for a specified period of time. Key employees above a certain band, including the Named Executive Officers, are eligible for a retention bonus only upon Emergence (as defined in the plan), subject to approval of the allocations of such amounts by the Company’s permanent president and chief executive officer and the Board of Directors. In order to receive payment of a retention bonus, the key employee must be employed in good standing on the due date of the payment or have been discharged without cause (as defined in the plan), died, become disabled, or have resigned with good reason (as defined in the plan) within 180 days prior to the due date for the payment.

     Severance Plan

      Under the severance plan, certain of our key employees, including the Named Executive Officers, are eligible for a lump sum severance payment and continuance of employee benefits, including continuing coverage under NationsRent’s directors and officers insurance policies if applicable, in the event of an employment loss. Employment loss is defined as a termination of the key employee’s employment without cause (as defined in the plan) or a termination initiated by the key employee with good reason (as defined in the plan). The lump sum severance payment is equal to the key employee’s monthly base salary in effect at the time of the employment loss multiplied by a severance award factor. If a key employee becomes eligible to receive payments and benefits under the severance plan and any other severance plan of the Company, the key employee may only receive the greater of the two payments and benefits. In order to receive the payment and benefits under the plan, at the time of the eligible employment loss the key employee must execute a general release releasing NationsRent and its affiliates from certain claims arising in connection with his or her employment or separation from NationsRent. Pursuant to the severance plan, the Named Executive Officers are eligible to receive severance payments equal to up to 18 months of their base salary in effect at the time of employment loss.

     Change in Control Severance Agreements

      In January 2001, the Company entered into change in control severance agreements with each of the Named Executive Officers. However, pursuant to the terms of the key employee severance plan described above, the Named Executive Officers waived all rights they had under the change of control severance agreements as a condition precedent to participation in the new key employee severance plan. In addition, the change in control severance agreement of James Kirk, our former President and Chief Executive Officer, was terminated in connection with his Executive Transition Agreement.

Employment Agreement with Chief Executive Officer

      In August 2002, the Company entered into an employment agreement with Mr. Ogle, that was approved by the Bankruptcy Court in September 2002. The terms of Mr. Ogle’s employment agreement provide that the Debtors will employ Mr. Ogle for a term of two years, and, in his position as Chief Executive Officer, Mr. Ogle will report directly to the Board of Directors of NationsRent. As Chief Executive Officer, Mr. Ogle receives an annual salary of $600,000 that is paid in installments in accordance with the Debtors’ normal payroll practices. Mr. Ogle is also eligible to receive an incentive bonus, health benefits (along with the other members of senior management) and certain severance benefits. Further, Mr. Ogle is entitled to receive a one time bonus equal to 100 percent of his base salary that is in effect at that time upon the earliest to occur of: (i) the effective date of a confirmed plan of reorganization in the Debtors’ chapter 11 cases; (ii) date of consummation of the sale of substantially all of the assets of NationsRent; (iii) the date that NationsRent is merged, consolidated or reorganized into or with any other entity; or (iv) the date of the consummation of a transaction that is a change in control transaction of the type required to be reported under Item 1 of Form 8-K (or any successor schedule, form or report or item therein) promulgated by the Securities and Exchange Commission.

      Further, in exchange for the execution of the release that is attached to his employment agreement, Mr. Ogle is entitled to receive the following severance benefits in the event the Debtors or Reorganized Debtors terminate Mr. Ogle’s employment without cause or Mr. Ogle voluntarily resigns his position for good reason: (i) a lump sum payment equal to two times his annual base salary in effect at that time; (ii) the continuation of the health and welfare benefits for a period of two years after his employment terminates; (iii) the payment of the emergence bonus referenced above if an even that triggers the payment of such bonus occurs within 180 days after his employment terminates; (iv) the continuation of his coverage under the Debtors’ director and officer insurance policy, or, in the alternative, the Debtors are to provide Mr. Ogle with similar coverage, in either case, for a period of three years after his employment terminates; and (v) the payment of any unpaid salary and unused accrued vacation through the date of the termination of his employment.

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

Item 12.  Security Ownership of Certain Beneficial Owners and Management

      The following table sets forth, as of March 20, 2003, information with respect to the beneficial ownership of the Common Stock by (1) each Named Executive Officer in the summary compensation table, (2) each of the Company’s directors, (3) all of the Company’s directors and executive officers as a group, and (4) each person the Company believes beneficially owns more than 5% of the outstanding shares of Common Stock, based upon such person’s filings with the SEC. Unless otherwise indicated, each such stockholder has sole voting and investment power with respect to the shares beneficially owned by such stockholder. Percentages of shares beneficially owned are based upon 57,359,437 shares of Common Stock outstanding as of March 20, 2003 plus for each person named below any shares of Common Stock that may be acquired by such person within 60 days of such date upon exercise of outstanding options or other rights.

	Number of Shares		Percent of
Name	Beneficially Owned		Common Stock

Executive Officers And Directors
D. Clark Ogle	—		%
Joseph H. Izhakoff	405,000	(1)	*
Ezra Shashoua	162,500	(2)	*
Philip V. Petrocelli	882,748	(3)	*
Kris E. Hansel	274,661	(4)	*
Thomas H. Bruinooge	117,092	(5)	*
Ivan W. Gorr	75,700	(6)	*
Harris W. Hudson	1,043,650	(7)	1.8%
H. Wayne Huizenga	80,000	(8)	*
M. Steven Langman	95,492	(9)	*
All executive officers and directors as a group (12 persons)	5,513,497	(10)	9.39%
Stockholders of Five Percent or More
Investcorp S.A.	20,131,313	(11)	26.4%
6 Rue Adolph Fischer
L-1520 Luxembourg
Daniel J. Breedan	18,106,764		31.56%
450 East Las Olas Boulevard
Ft. Lauderdale, Florida 33301
MidOcean Capital Investors, L.P.	9,233,717	(12)	13.9%
345 Park Avenue, 16th Floor
New York, New York 10154
J.P. Morgan Capital Corporation	9,233,717	(13)	13.9%
60 Wall Street, 14th Floor
New York, New York 10260
Don R. O’Neal	5,019,531	(14)	8.7%
5310 Normandy
Colleyville, TX 76034

*	Less than 1%

(1)	Consists of 405,000 shares issuable upon exercise of options.
(2)	Consists of 162,500 shares issuable upon exercise of options.
(3)	Consists of (a) 123,776 shares and (b) 758,972 shares issuable upon exercise of options.
(4)	Consists of (a) 37,092 shares and (b) 237,569 shares issuable upon exercise of options.
(5)	Consists of (a) 37,092 shares and (b) 80,000 shares issuable upon exercise of options.
(6)	Consists of (a) 5,700 shares and (b) 70,000 shares issuable upon exercise of options.
(7)	Consists of (a) 713,650 shares held directly by Mr. Hudson, (b) 250,000 shares owned by Mr. Hudson’s spouse, as to which Mr. Hudson disclaims beneficial ownership and (c) 80,000 shares issuable upon exercise of options.
(8)	Consists of 80,000 shares issuable upon exercise of options.

(9)	Consists of (a) 35,492 shares and (b) 60,000 shares issuable upon exercise of options.

(10)	Includes an aggregate of 1,327,423 shares issuable upon exercise of options held by certain executive officers and directors.
(11)	Investcorp S.A. does not directly own any shares of Common Stock or Preferred Stock. The number of shares of Common Stock shown as owned by Investcorp S.A. includes (a) 3,000,000 shares of Common Stock issuable upon conversion of 21,000 shares of Series A Preferred Stock held by Investcorp NationsRent Limited Partnership, a Cayman Islands limited partnership in which Investcorp owns a majority economic ownership interest and is the sole general partner, (b) 11,285,714 shares of Common Stock issuable upon conversion of 79,000 shares of Series A Preferred Stock held by NR Holdings Limited (which represents beneficial ownership by NR Holdings Limited of approximately 16.4% of the outstanding Common Stock calculated in accordance with Rule 13d-3 under the Exchange Act), (c) 4,444,444 shares of Common Stock issuable upon conversion of 20,000 shares of Series B Preferred Stock held by NR2 Holdings Limited (which represents beneficial ownership by NR2 Holdings Limited of approximately 7.1% of the outstanding Common Stock calculated in accordance with Rule 13d-3 under the Exchange Act), and (d) 1,401,155 shares of Common Stock held by REF Equity Limited. Investcorp S.A. may be deemed to share beneficial ownership of the shares held by NR Holdings Limited, NR2 Holdings Limited and REF Equity Limited because such entities, the holders of their voting securities or their principals have entered into revocable management services or similar agreements with an affiliate of Investcorp S.A. pursuant to which each such person or entity indirectly has granted such affiliate of Investcorp S.A. the authority to direct the voting of the voting securities of NR Holdings, NR2 Holdings and/or REF Equity Limited for so long as such agreement is in effect. Sipco Limited, a passive holding company entity without operations or employees, may be deemed to be the beneficial owner of the shares of Common Stock beneficially owned by Investcorp S.A. because Sipco Limited may be deemed to control Investcorp S.A. through its ownership of a majority of the stock of a company which indirectly owns a majority of the outstanding stock of Investcorp.
(12)	Consists of (a) 8,888,889 shares of Common Stock issuable upon conversion of 40,000 shares of Series B Preferred Stock and (b) 344,828 shares of Common Stock held by MidOcean Capital Investors, L.P., formerly DB Capital Partners, L.P. Ultramar Capital, Ltd., MidOcean Capital Partners, L.P., Existing Fund GP, Ltd., MidOcean Partners, LP and MidOcean Associates, SPC may all be deemed to be beneficial owners of the shares as a result of their direct or indirect control relationship with MidOcean Capital Investors, L.P. MidOcean Capital Partners, L.P. is the general partner of MidOcean Capital Partners, L.P. MidOcean Partners, LP is the sole owner of Existing Fund GP, Ltd. and MidOcean Partners, LP is the sole owner of Existing Fund GP, Ltd. and MidOcean Associates, SPC is the general partner of MidOcean Partners, LP. On February 21, 2003, MidOcean Partners, LP, and Existing Fund GP, Ltd. acquired an 80% limited partnership interest and a general partnership interest, respectively, in DB Capital Partners, L.P. from DB Capital Partners, Inc. Prior to this time, none of Ultramar Capital, Ltd., Existing Fund GP, Ltd., MidOcean Partners, LP or MidOcean Associates, SPC had a beneficial ownership interest in the common stock. J. Edward Virtue may be deemed the beneficial owner of the shares because he indirectly controls the securities, but disclaims the beneficial ownership except to the extent of his pecuniary interest therein. The address for MidOcean Capital Investors, L.P., MidOcean Capital Partners, L.P., Existing Fund GP, Ltd., MidOcean Partners, LP and MidOcean Associates, SPC is 345 Park Avenue, 16th Floor, New York, New York 10054.
(13)	Consists of (a) 6,666,667 shares of Common Stock issuable upon conversion of 30,000 shares of Series B Preferred Stock owned by J.P. Morgan Capital Corporation, (b) 2,222,222 shares of Common Stock issuable upon conversion of 10,000 shares of Series B Preferred Stock held by Sixty Wall Street Fund, L.P., an affiliate of J.P. Morgan, and (c) 344,828 shares of Common Stock owned by J.P. Morgan Capital Corporation. J.P. Morgan and Sixty Wall Street share beneficial ownership of each of their respective shares with J.P. Morgan Chase & Co. (formerly J.P. Morgan & Co. Incorporated). J.P. Morgan Capital Corporation is an indirect wholly-owned subsidiary of J.P. Morgan Chase & Co. Sixty Wall Street Corporation, which is the general partner of Sixty Wall Street Fund, is an indirect wholly-owned subsidiary of J.P. Morgan Chase & Co.
(14)	Consists of (a) 775,180 shares of Common Stock owned by Mr. O’Neal’s spouse, as to which Mr. O’Neal disclaims beneficial ownership, (b) 2,452,564 shares of Common Stock held by the 1997 Ray L. O’Neal and Ellen M. O’Neal irrevocable trust for Don R. O’Neal of which Mr. O’Neal is a trustee, and (c) 1,791,787 shares of Common Stock owned directly by Mr. O’Neal. Mr. O’Neal served as President of the Company from October 1998 until May 2000.

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

      The Company subleases certain office space from AutoNation in downtown Ft. Lauderdale. The Company also leases certain data storage space from AutoNation. Lease payments for this space totaled $0.8 million for the year ended December 31, 2002. Messrs. Huizenga and Hudson serve as directors of AutoNation.

      The Company subleases certain office space from Extended Stay in downtown Ft. Lauderdale. Lease payments for this space totaled $0.6 million for the year ended December 31, 2002. Mr. Huizenga serves as a director of Extended Stay.

      The Company licensed the use of an executive suite from South Florida Stadium Corporation at Pro Player Stadium, a professional sports stadium in South Florida which is owned by Mr. Huizenga, pursuant to a seven year agreement which was set to expire in 2005. Payments for such facility totaled $0.2 million for the year ended December 31, 2001. In July 2002, pursuant to the rules of the bankruptcy code, the Company rejected this agreement.

      In connection with the recruiting and relocation of Ezra Shashoua, the Company’s Executive Vice President and Chief Financial Officer, in January 2001 the Company loaned Mr. Shashoua $0.3 million, the principal and interest of which will be forgiven by the Company one-third a year commencing January 2002. The amount forgiven shall be reported as compensation to Mr. Shashoua.

      With respect to transactions discussed in this section, no independent determination has been made as to the fairness or reasonableness of the terms thereof. The Company believes, however, based on its prior experience, that the terms of each transaction were as favorable to the Company as it could have obtained from an unaffiliated party.

Item 14.	Controls and Procedures

     Within the 90-day period prior to the filing of this report, NationsRent, Inc. management, including the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as defined in Exchange Act Rule 13a-14(c). Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of the date of that evaluation. There have been no significant changes in internal controls, or in factors that could significantly affect internal controls, subsequent to the date the Chief Executive Officer and Chief Financial Officer completed their evaluation.

Item 15.	Exhibits, Financial Statement Schedules, and Reports on Form 8-K

      (a) Exhibits and Financial Statement Schedules

(1) Financial Statements of the Company are set forth in Part II, Item 8.

(2)	Schedule II — Valuation and Qualifying Accounts and Reserves — is set forth following the notes to the Consolidated Financial Statements.

Other schedules are omitted because they are not applicable, are not present in amounts sufficient to require submission of the schedules or the required information is presented in the Consolidated Financial Statements or related notes.

(3) Exhibits — (See Index to Exhibits set forth following the signature page to this Report.)

      (b) Reports on Form 8-K

None.

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

March 31, 2003

NATIONSRENT, INC.

By:	/s/ D. CLARK OGLE

D. Clark Ogle,
Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report on Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ D. CLARK OGLE D. Clark Ogle	Chief Executive Officer (Principal Executive Officer)	March 31, 2003

/s/ EZRA SHASHOUA Ezra Shashoua	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	March 31, 2003

/s/ BRENT D. HOUSE Brent D. House	Controller (Principal Accounting Officer)	March 31, 2003

/s/ THOMAS H. BRUINOOGE Thomas H. Bruinooge	Director	March 31, 2003

/s/ IVAN W. GORR Ivan W. Gorr	Director	March 31, 2003

/s/ HARRIS W. HUDSON Harris W. Hudson	Director	March 31, 2003

/s/ H. WAYNE HUIZENGA H. Wayne Huizenga	Director	March 31, 2003

/s/ M. STEVEN LANGMAN M. Steven Langman	Director	March 31, 2003

CERTIFICATION

I, D. Clark Ogle, certify that:

    1. I have reviewed this annual report on Form 10-K of NationsRent, Inc.;

     2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

     3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

     4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the Evaluation Date); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation date;

     5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors an the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

     6. The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 28, 2003

/s/ D. CLARK OGLE

D. Clark Ogle
Chief Executive Officer

CERTIFICATION

I, Ezra Shashoua, certify that:

     1. I have reviewed this annual report on Form 10-K of NationsRent, Inc.;

     2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

     3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

     4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the Evaluation Date); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation date;

     5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors an the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

     6. The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 28, 2003

/s/ EZRA SHASHOUA

Ezra Shashoua
Executive Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit
Number		Description

2.1	—	Joint Plan of Reorganization, dated February 7, 2003, of NationsRent, Inc. and its subsidiaries.(12)
3.1	—	Amended and Restated Certificate of Incorporation of the Company.(1)
3.2	—	Amended and Restated By-Laws of the Company.(8)
3.3	—	Certificate of Designation for Series A Convertible Preferred Stock.(4)
3.4	—	Certificate of Amendment to Certificate of Designation for Series A Convertible Preferred Stock.(3)
3.5	—	Certificate of Designation for Series B Convertible Preferred Stock.(5)
4.1	—	Unregistered 10 3/8% Global Senior Subordinated Notes due 2008.(2)
4.2	—	Registered 10 3/8% Senior Subordinated Notes due 2008.(2)
4.3	—	Senior Subordinated Guarantee dated December 11, 1998, of the Guarantors as defined therein.(2)
4.4	—	Indenture, dated December 11, 1998, by and among Company, the Guarantors and The Bank of New York.(2)
4.5	—	Registration Rights Agreement, dated December 11, 1998, by and among the Company, the Guarantors and the Initial Purchasers as defined therein.(2)
4.6	—	Fifth Amended and Restated Revolving Credit and Term Loan Agreement, dated as of August 2, 2000, by and among the Company, certain of its subsidiaries, Fleet National Bank (f/k/a BankBoston, N.A.) and the other lending institutions party thereto, Fleet National Bank, as administrative agent, Bankers Trust Company, as syndication agent, and Scotiabanc Inc., as documentation agent.(5)
4.7	—	Second Amended Restated Security Agreement, dated as of August 2, 2000, between the Company, certain of its subsidiaries, and Fleet National Bank (f/k/a BankBoston, N.A.), as administrative agent.(5)
4.8	—	First Amendment to the Fifth Amended and Restated Revolving Credit and Term Loan Agreement and to the Second Amended and Restated Security Agreement, dated as of March 14, 2001, by and among the Company, certain of its subsidiaries, Fleet National Bank (f/k/a BankBoston, N.A.) and the other lending institutions party thereto, Fleet National Bank, as administrative agent, Bankers Trust Company, as syndication agent, and Scotiabanc Inc., as documentation agent.(6)
4.9	—	Second Amendment to the Fifth Amended and Restated Revolving Credit Agreement and Term Loan Agreement, dated as of August 10, 2001, by and among the Company, certain of its subsidiaries, the lending institutions party thereto, Fleet National Bank (f/k/a BankBoston, N.A.), as administrative agent, Bankers Trust Company, as syndication agent, and The Bank of Nova Scotia, as documentation agent.(7)
4.10	—	Third Amendment to the Fifth Amended and Restated Revolving Credit and Term Loan Agreement, dated as of December 14, 2001, by and among the Company, certain of its subsidiaries, the lending institutions party thereto, Fleet National Bank (f/k/a BankBoston, N.A.), as administrative agent, Bankers Trust Company, as syndication agent, and The Bank of Nova Scotia, as documentation agent.(9)
4.11	—	Fourth Amendment to the Fifth Amended and Restated Revolving Credit and Term Loan Agreement, dated as of December 5, 2002, by and among the Company, certain of its subsidiaries, the lending institutions party thereto, Fleet National Bank (f/k/a BankBoston, N.A.), as administrative agent, Bankers Trust Company as syndication agent, and the Bank of Nova Scotia, as documentation agent.(12)
4.12	—	Debtor In Possession Revolving Credit Agreement, dated as of December 18, 2001, among NationsRent, Inc. and its subsidiaries party thereto, as debtors and debtors in possession and as joint and several Borrowers, and the lending institutions referred to therein as Banks and Fleet National Bank, as administrative agent, syndication agent, swing lender, and issuing bank, and Fleet Securities, Inc. as lead arranger and book manager.(9)
4.13	—	Security Agreement, dated as of December 18, 2001, among the Company, certain of its subsidiaries, and Fleet National Bank (f/k/a BankBoston, N.A.), as administrative agent.(9)
4.14	—	First Amendment to Debtor In Possession Revolving Credit Agreement and to Security Agreement, dated as of January 31, 2002, by and among the Company, certain of its subsidiaries, the financial institutions party thereto, Fleet National Bank (f/k/a BankBoston, N.A.), as administrative agent, and First Union National Bank, as syndication agent.(9)

Exhibit
Number		Description

4.15	—	Second Amendment to Debtor In Possession Revolving Credit Agreement, dated as of June 28, 2002, by and among the Company, certain of its subsidiaries, the financial institutions party thereto, Fleet National Bank (f/k/a BankBoston, N.A.), as administrative agent, and First Union National Bank, as syndication agent.(10)
4.16	—	Third Amendment to Debtor In Possession Revolving Credit Agreement, dated as of September 27, 2002, by and among the Company, certain of its subsidiaries, the financial institutions party thereto, Fleet National Bank (f/k/a Bank Boston, N.A.), as administrative agent, and First Union National Bank, syndication agent.(11)
4.17	—	Amended and Restated Debtor In Possession Revolving Credit Agreement, dated as of December 31, 2002, by and among the Company, certain of its subsidiaries, the financial institutions party thereto, General Electric Capital Corporation as administrative agent, syndication agent, and co-agent and GECC Capital Markets Group, Inc., as Lead Arranger and Book Manager.(12)

Exhibit
Number		Description

10.1	—	Form of Key Employee Severance Benefit Plan.(9)
10.2	—	Form of Key Employee Retention Bonus Plan.(9)
10.3	—	Executive Transition Agreement dated as of December 14, 2001 by and between the Company and James L. Kirk.(9)
10.4	—	Employment Agreement dated as of August 19, 2002 by and between the Company and D. Clark Ogle.(11)
99.1	—	Letter to Securities and Exchange Commission, dated May 24, 2002, regarding Temporary Note 3T.(9)
99.3	—	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(12).
99.4	—	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(12).

(1)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 1998.
(2)	Incorporated by reference to the Company’s Registration Statement on Form S-4, Commission File No. 333-69691.
(3)	Incorporated by reference to the Company’s Registration Statement on Form S-3, Commission File No. 333-88603.
(4)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 1999.
(5)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the period ending June 30, 2000.
(6)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000.
(7)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the period ending June 30, 2001.
(8)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on August 31, 2001.
(9)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001.
(10)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the period ending March 31, 2002.
(11)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the period ending September 30, 2002.
(12)	Filed herewith