Form 10-Q
period 2003-03-31
NATIONSRENT INC
filed 2003-05-12
CIK 1062515

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒     No ☐

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☒

      The number of shares of Common Stock, par value $0.01 per share, outstanding on April 30, 2003 was 57,364,437.

NATIONSRENT, INC.

INDEX TO QUARTERLY REPORT

ON FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2003

PART I

FINANCIAL INFORMATION

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

NATIONSRENT, INC.

(Debtor-In-Possession as of December 17, 2001)

CONSOLIDATED BALANCE SHEETS

(In Thousands, Except Share Data)

	March 31,	December 31,
	2003	2002

	(Unaudited)
ASSETS
Cash and cash equivalents	$13,697	$6,940
Accounts receivable, net	62,243	69,376
Inventories	21,872	20,196
Prepaid expenses and other assets	14,671	20,577
Deferred financing costs, net	15,557	15,582
Rental equipment, net	368,310	348,852
Property and equipment, net	78,700	80,146

Total Assets	$575,050	$561,669

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Liabilities Not Subject to Compromise:
Accounts payable	$18,248	$20,853
Accrued compensation and related taxes	7,546	5,257
Accrued expenses and other liabilities	31,277	36,233
Debt (Note 4)	77,101	14,228
Income taxes payable	63	66

Total liabilities not subject to compromise	134,235	76,637
Liabilities Subject to Compromise (Note 5)	1,125,542	1,147,292

Total liabilities	1,259,777	1,223,929

Commitments and Contingencies (Note 2)
Stockholders’ Deficit:
Preferred stock — $0.01 par value, 5,000,000 shares authorized:
Series A convertible, $100,000 liquidation preference, 100,000 shares issued and outstanding at March 31, 2003 and December 31, 2002, respectively	1	1
Series B convertible, $100,000 liquidation preference, 100,000 shares issued and outstanding at March 31, 2003 and December 31, 2002, respectively	1	1
Common stock — $0.01 par value, 250,000,000 shares authorized, 57,364,437 shares issued and outstanding at March 31, 2003 and December 31, 2002, respectively	584	584
Additional paid-in capital	471,172	471,172
Accumulated deficit	(1,153,605)	(1,131,138)
Treasury stock, at cost, 1,065,200 shares at March 31, 2003 and December 31, 2002, respectively	(2,880)	(2,880)

Total stockholders’ deficit	(684,727)	(662,260)

Total Liabilities and Stockholders’ Deficit	$575,050	$561,669

The accompanying notes are an integral part of these

consolidated financial statements.

NATIONSRENT, INC.

(Debtor-In-Possession as of December 17, 2001)

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

(In Thousands, Except Per Share Data)

	Three Months Ended
	March 31,

	2003	2002

Revenue:
Equipment rentals	$85,000	$91,307
Sales of equipment, merchandise, service, parts and supplies	7,568	7,331

Total revenue	92,568	98,638

Cost of revenue:
Cost of equipment rentals	56,514	51,462
Rental equipment depreciation and lease expense	34,139	32,294
Cost of sales of equipment, merchandise, service, parts and supplies	5,626	5,694

Total cost of revenue	96,279	89,450

Gross (loss) profit	(3,711)	9,188
Operating expenses:
Selling, general and administrative expenses	20,925	21,073
Non-rental equipment depreciation and amortization	3,663	3,346

Operating loss	(28,299)	(15,231)

Other (income)/expense:
Interest expense	1,484	12,612
Other, net	(56)	(55)

	1,428	12,557

Loss before reorganization items and benefit for income taxes	(29,727)	(27,788)
Reorganization items, net	(7,260)	3,217

Loss before benefit for income taxes	(22,467)	(31,005)
Benefit for income taxes	—	—

Net loss	$(22,467)	$(31,005)

Net loss per share:
Basic	$(0.39)	$(0.54)

Diluted	$(0.39)	$(0.54)

Weighted average common shares outstanding:
Basic	57,364	57,364

Diluted	57,364	57,364

The accompanying notes are an integral part of these

consolidated financial statements.

NATIONSRENT, INC.

(Debtor-In-Possession as of December 17, 2001)

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

	Three Months Ended
	March 31,

	2003	2002

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(22,467)	$(31,005)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	24,293	17,962
Provision for allowance for doubtful accounts	1,700	1,370
Non-cash reorganization items	(10,769)	—
Loss (gain) on disposal of non-rental equipment	5	(5)
Gain on sale of rental equipment	(441)	(235)
Changes in operating assets and liabilities:
Accounts receivable	5,434	13,279
Inventories	(1,457)	1,485
Prepaid expenses and other assets	5,913	(830)
Accounts payable	(2,602)	5,498
Accrued expenses and other liabilities	6,826	19,177
Liabilities subject to compromise	(111)	(360)
Income taxes payable	(3)	(7)

Net cash provided by operating activities	6,321	26,329

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of rental equipment	(7,939)	(5,512)
Purchases of property and equipment	(2,153)	(646)
Proceeds from sale of rental equipment	1,791	1,604
Proceeds from sale of non-rental equipment	—	14

Net cash used in investing activities	(8,301)	(4,540)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from debtor-in-possession financing facility	12,608	—
Repayments of debt subject to compromise	(1,594)	—
Repayments of debt not subject to compromise	(2,277)	—

Net cash provided by financing activities	8,737	—

Net increase in cash and cash equivalents	6,757	21,789
Cash and cash equivalents, beginning of period	6,940	23,787

Cash and cash equivalents, end of period	$13,697	$45,576

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$485	$15,965

Cash paid for income taxes	$3	$3

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Fixed assets acquired under financial obligations	$34,964	$—

The accompanying notes are an integral part of these

consolidated financial statements.

NATIONSRENT, INC.

(Debtor-In-Possession as of December 17, 2001)

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2003

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

      The Bankruptcy Code provides that the Debtors have the exclusive right for certain specified periods during which only they may file and solicit acceptances of a plan of reorganization. If the Debtors fail to file a plan of reorganization during this exclusive period or any extensions thereof or, after such plan has been filed, if the Debtors fail to obtain acceptance of such plan from the requisite impaired classes of creditors and equity holders during the exclusive solicitation period, any party in interest, including a creditor, an equity holder, a committee of creditors or equity holders, or an indenture trustee, may file their own plan of reorganization for the Debtors. The initial exclusive period of the Debtors to file a plan of reorganization was set to expire on April 15, 2002 and the initial exclusive period of the Debtors to solicit acceptance of a plan of reorganization was set to expire on June 15, 2002. The Debtors have filed successive motions to extend such exclusive periods. The exclusive period of the Debtors to file a plan of reorganization is now set to expire on the earlier of June 30, 2003 or 30 days after the entry of an order denying confirmation of the Debtors’ proposed plan of reorganization described below, and the exclusive period of the Debtors to solicit acceptance of a plan of reorganization is now set to expire 60 days after expiration of the exclusive period to file a plan of reorganization.

      In June 2002, the Debtors filed their proposed Joint Plan of Reorganization and related disclosure statement with the Bankruptcy Court. In December 2002, after negotiating with several parties in interest, the Debtors filed their First Amended Joint Plan of Reorganization (as modified, the “Proposed Plan”) and related disclosure statement (the “Disclosure Statement”). The Proposed Plan was jointly proposed by the Debtors, the official committee of unsecured creditors and the holders of a majority of the bank debt under the Debtors’ prepetition senior secured credit facility. In April 2003, the Debtors filed a modification (the “Plan Modification”) to the First Amended Joint Plan of Reorganization which provides for up to $80 million of additional junior capital in order to consummate the plan of reorganization. Under the terms of the Proposed Plan, on the effective date (i) the holders of allowed claims under the Debtors’ prepetition senior secured credit facility shall receive 63.3% of the new common stock, new preferred stock and new subordinated notes of the reorganized company, (ii) a creditor trust for the benefit of the holders of allowed general unsecured claims shall receive 3.3% of the new securities and $300,000 in cash and (iii) a new investor group shall purchase 33.3% of the new common stock, new preferred stock and new subordinated notes of the reorganized company for $80 million. The Proposed Plan does not provide for any value or distribution to existing equity holders of the Company.

NATIONSRENT, INC.
(Debtor-In-Possession as of December 17, 2001)

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The confirmation of a plan of reorganization is one of the Company’s primary objectives. In February 2003, the Bankruptcy Court approved the Disclosure Statement which together with the Proposed Plan has been sent to all creditors for approval. The deadline to vote to accept or reject the Proposed Plan was March 21, 2003. The Proposed Plan was overwhelmingly approved by the Debtor’s creditors who voted on such plan. In April 2003, the Bankruptcy Court found that the Plan Modifications do not adversely change the treatment of the claim of any creditor or the interest of any equity security holder of the Debtors who has not accepted such Plan Modification and therefore, the Proposed Plan as modified by the Plan Modification, is deemed accepted by all creditors who have previously accepted the Proposed Plan. The hearing to consider confirmation of the Proposed Plan is presently scheduled for May 13, 2003 at 10:00 A.M. in the Bankruptcy Court. In order to confirm a plan of reorganization, the Bankruptcy Court, among other things, is required to find that (i) with respect to each impaired class of creditors and equity holders, each holder in such class has accepted the plan or will, pursuant to the plan, receive at least as much as such holder would receive in a liquidation, (ii) each impaired class of creditors and equity holders has accepted the plan by the requisite vote (except as described in the following sentence), and (iii) confirmation of the plan is not likely to be followed by a liquidation or a need for further financial reorganization of the Debtors or any successors to the Debtors unless the plan proposes such liquidation or reorganization. If any impaired class of creditors or equity holders does not accept the plan and, assuming that all of the other requirements of the Bankruptcy Code are met, the proponents of the plan may invoke the “cram down” provisions of the Bankruptcy Code. Under these provisions, the Bankruptcy Court may confirm a plan notwithstanding the non-acceptance of the plan by an impaired class of creditors or equity holders if certain requirements of the Bankruptcy Code are met. These requirements may, among other things, necessitate payment in full for senior classes of creditors before payment to a junior class can be made.

      Under bankruptcy law, actions by creditors to collect prepetition indebtedness owed by the Debtors at the filing date, as well as most litigation pending against the Company, are stayed and other prepetition contractual obligations may not be enforced against the Debtors. In addition, the Debtors have the right, subject to Bankruptcy Court approval and other conditions, to assume or reject any prepetition executory contracts and unexpired leases. Parties affected by these rejections may file prepetition damage claims with the Bankruptcy Court. The Company has prepared and submitted the schedules setting forth the Debtors’ assets and liabilities as of the date of the petition as reflected in the Company’s accounting records. The amounts of claims filed by creditors could be significantly different from their recorded amounts. Due to material uncertainties, it is not possible to predict the length of time the Company will operate under chapter 11 protection, the outcome of the proceedings in general, whether the Company will continue to operate under the current organizational structure, or the effect of the proceedings on the Company’s business or the recovery by creditors and equity holders.

Note 3 — Accounting Policies

Basis of Presentation

      The accompanying unaudited interim consolidated financial statements have been prepared by the Company on a going concern basis, which contemplates continuity of operations, realization of assets, and payment of liabilities in the ordinary course of business, and do not reflect adjustments that might result if the Debtors are unable to continue as a going concern. The Debtors’ history of significant losses, their stockholders’ deficit and their Chapter 11 Cases raise substantial doubt about the Debtors’ ability to continue as a going concern. Continuing as a going concern is dependent upon, among other things, the Debtors’ formulation of a plan or plans of reorganization acceptable to the Bankruptcy Court and creditors, the success of future business operations, and the generation of sufficient cash from operations and financing sources to meet the Company’s obligations. The consolidated financial statements do not reflect: (i) the realizable value of assets on a liquidation basis or their availability to satisfy liabilities; (ii) aggregate prepetition liability amounts that may be allowed for unrecorded claims or contingencies, or their status or priority; (iii) the effect of any changes to the Debtors’ capital structure or in the Debtors’ business operations as the result of an approved plan or plans of reorganization; or (iv) adjustments to the carrying value of assets or liability amounts that may be necessary as a result of actions by the Bankruptcy Court. Adjustments necessitated by a plan of reorganization could materially change the amounts reported in the accompanying unaudited interim consolidated financial statements.

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

      The unaudited consolidated financial statements reflect all adjustments of a normal recurring nature which are, in the opinion of management, necessary for a fair presentation of financial results for the three months ended March 31, 2003 and 2002, in accordance with generally accepted accounting principles for interim financial reporting and pursuant to Article 10 of Regulation S-X. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. These unaudited interim consolidated financial statements should be read in conjunction with the consolidated financial statements for the year ended December 31, 2002 appearing in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission. The results of operations for the three months ended March 31, 2003 are not necessarily indicative of the results which may be reported for the year ending December 31, 2003.

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

NATIONSRENT, INC.
(Debtor-In-Possession as of December 17, 2001)

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 4 —Debt Not Subject to Compromise

      Debt not subject to compromise consists of the debtor in possession financing facility (the “DIP Financing Facility”) and certain postpetition secured purchase money notes as follows:

	March 31,	December 31,
	2003	2002

	(in thousands)
DIP financing facility	$24,860	$12,252
Postpetition notes payable, bearing interest at 7.0%, interest payable quarterly and maturities through January 2007, secured by equipment	49,991	1,976
Postpetition notes payable, bearing interest at prime, interest and principal payable in January 2007.	2,250	—

Total debt not subject to compromise	$77,101	$14,228

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

      As of March 31, 2003 the Company had $24,860,000 in cash borrowings and had $19,999,000 in letters of credit outstanding under the DIP Financing Facility. As of May 8, 2003 the Company had $36,860,000 in cash borrowings and had $19,999,000 in letters of credit outstanding under the DIP Financing Facility.

     Postpetition Secured Purchase Money Notes Payable

      The Company is in the process of renegotiating certain equipment leases as part of the Chapter 11 Cases. The Company has entered into settlement agreements with respect to certain equipment leases. As part of such settlements, the Company acquired the equipment underlying such leases and issued notes payable as summarized above to the lessors secured by the acquired equipment.

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

      As a result of the Chapter 11 Cases, no principal or interest payments may be made on unsecured prepetition debt without Bankruptcy Court approval or until a plan or plans of reorganization providing for the repayment terms has been confirmed by the Bankruptcy Court and becomes effective. Therefore, interest on prepetition unsecured obligations, as well as amortization of deferred financing costs related to such debt, has not been accrued or recorded after the Petition Date. In addition, in September 2002, in connection with the amendment to the DIP Financing Facility, the Company’s prepetition senior secured lenders agreed to suspend the Company’s obligation to continue to pay interest on the prepetition senior secured credit facility until such lenders and the lenders under the DIP Financing Facility determine that the Company has sufficient cash to make such payments. Therefore, interest on the prepetition senior secured credit facility has not been accrued or recorded after September 2002. Contractual interest expense not accrued or recorded on such prepetition debt totaled approximately $22,286,000 and $7,491,000 for the three months ended March 31, 2003 and 2002, respectively.

NATIONSRENT, INC.
(Debtor-In-Possession as of December 17, 2001)

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Liabilities subject to compromise consists of the following:

	March 31,	December 31,
	2003	2002

	(in thousands)
Debt subject to compromise	$1,066,020	$1,086,729
Accounts payable	16,306	16,276
Accrued expenses	38,260	39,341
Personal property, real estate and other non-income taxes	4,956	4,946

Total liabilities subject to compromise	$1,125,542	$1,147,292

      Debt subject to compromise consists of the following:

	March 31,	December 31,
	2003	2002

	(in thousands)
Notes payable to financial institutions:
Term loan due July 2006	$393,798	$393,798
Revolving credit facility due July 2004	355,481	355,481
10.375% Senior Subordinated Notes due December 15, 2008 with interest due semi-annually each June 15 and December 15	175,000	175,000
Subordinated promissory notes, bearing interest at 6.0% to 8.5%, interest payable quarterly and maturities through November 2002	625	625
Subordinated convertible promissory notes, bearing interest at 6.0% to 8.5%, interest payable quarterly and maturities through December 2006.	98,798	98,798
Rental equipment financing obligations, secured by equipment, payable in monthly installments, through January 2005	16,784	18,965
Note payable, with interest at the commercial paper rate plus 2.05% to 2.25%, payable in monthly installments through September 2004, secured by equipment	6,689	6,773
Note payable, with interest at the London Interbank Offered Rate plus 2.75%, payable in monthly installments secured by equipment	7,824	7,824
Equipment notes, bearing interest at 6.2% to 9.25% or at the Prime Rate less 0.25%, payable in various monthly installments through April 2003, secured by equipment	11,010	29,454
Other	11	11

Total debt subject to compromise	$1,066,020	$1,086,729

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

Note 6 — Reorganization Items, Net

      Expenses and income directly incurred as a result of the Chapter 11 Cases have been segregated from normal operations and are disclosed separately. The major components are as follows:

	Three Months Ended
	March 31,

	2003	2002

	(In thousands)
Gain on settlement of operating leases	$(7,532)	$—
Gain on settlement of debt	(3,237)	—
Professional fees	3,221	3,082
Employee expenses	206	267
Facility closures	83	—
Interest income	(1)	(133)
Other	—	1

Total reorganization items	$(7,260)	$3,217

      Gains on settlement of operating leases and debt represent the settlement of certain equipment operating leases and debt for amounts less than the Company’s recorded obligations. Professional fees consist of costs for financial advisors, legal counsel, consulting and other costs related to professional services incurred. Employee expenses primarily consist of a severance and retention program approved by the Bankruptcy Court to ensure the retention of certain key employees. Facility closure costs relate to miscellaneous charges related to the closing of the stores identified for closure in the reorganization. Interest income consists of interest earned on excess cash balances. Reorganization items excluding the gains on settlement of operating leases and on settlement of debt for the three months ended March 31, 2003 and 2002 were cash charges.

Note 7 — Stock Based Compensation

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

      Pro forma information regarding net loss and loss per share is required by SFAS No. 123, “Accounting for Stock Based Compensation,” as amended by SFAS No. 148, as if the Company had accounted for its granted employee stock options under the fair value method of SFAS No. 123. The Company granted no options for the three months ended March 31, 2003 and 2002. Had compensation cost for all options granted been determined based on the fair value at the grant date consistent with SFAS No. 123, the Company’s net loss and loss per share would have been as follows:

	Three Months Ended
	March 31,

	2003	2002

	(In thousands, except per share data)
Reported net loss	$(22,467)	$(31,005)
Pro forma stock-based compensation expense, net of tax	$(371)	$(1,005)

Pro forma net loss	$(22,838)	$(32,010)

Reported loss per share, basic and diluted	$(0.39)	$(0.54)
Pro forma loss per share, basic and diluted	$(0.40)	$(0.56)

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

NATIONSRENT, INC.
(Debtor-In-Possession as of December 17, 2001)

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The remaining components of these charges, along with the activity for 2003 related to these charges, are presented in the following table (in thousands).

		2003 Activity

	Reserve				Reserve
	Balance at	Amounts	Deductions		Balance at
	December 31,	Charged to			March 31,
	2002	Income	Cash	Non-Cash	2003

Employee termination severance costs	$1,815	$—	$—	$—	$1,815
Facility closures	324	—	—	—	324

	$2,139	$—	$—	$—	$2,139

      The remaining reserve balance at March 31, 2003 for employee termination severance costs relates to the remaining severance payments due to employees terminated under the 2000 restructuring plan.

      The remaining reserve balance at March 31, 2003 for facility closures relates to certain office equipment leases that the Company has not yet received Bankruptcy Court approval to reject.

      The timing and the amount of any distribution related to the remaining reserve balances will be determined by the resolution of the Chapter 11 Cases.

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

Note 10 — Loss Per Share

      The following table sets forth the computation of basic and diluted loss per share (in thousands, except per share data):

	Three Months Ended
	March 31,

	2003	2002

Numerator:
Net loss	$(22,467)	$(31,005)
Interest expense on convertible subordinated debt, net of income taxes	—	—

Number — diluted loss per share	$(22,467)	$(31,005)

Denominator:
Denominator for basic loss per share — weighted-average shares	57,364	57,364

Effect of dilutive securities:
Convertible subordinated debt	—	—
Convertible preferred stock	—	—
Employee stock options	—	—

Denominator for diluted loss per share — adjusted weighted-average shares	57,364	57,364

Basic loss per share	$(0.39)	$(0.54)

Diluted loss per share	$(0.39)	$(0.54)

NATIONSRENT, INC.
(Debtor-In-Possession as of December 17, 2001)

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Options and warrants to purchase 5,243,940 and 9,153,792 shares of common stock were outstanding at March 31, 2003 and 2002, respectively, but were not included in the computation of diluted loss per share because the exercise prices of such options and warrants were greater than the average fair value of the common shares and, therefore, the effect would be antidilutive.

      Weighted average shares of preferred stock convertible into 36,507,937 shares of common stock were outstanding at March 31, 2003 and 2002 but were not included in the computation of diluted loss per share since their effect would be antidilutive.

      Weighted average shares of subordinated debt convertible into 10,841,961 and 10,948,231 shares of common stock, respectively, were outstanding at March 31, 2003 and 2002 but were not included in the computation of diluted loss per share since their effect would be antidilutive.

Note 11 — Income Taxes

      The Company did not record a tax benefit for the three months ended March 31, 2003, due to the uncertainty of the realizability of the Company’s deferred tax assets.

Note 12 — Related Party Transactions

      In December 2002, the Company entered into a Term Sheet Regarding Equipment Settlement Program (the “Term Sheet”) with Boston Rental Partners, LLC, a Delaware limited liability company (“Boston Rental”), to facilitate obtaining new and used rental equipment to replace (or acquire) equipment currently leased by the Company from certain third party lessors, where the Company has determined that the remaining lease obligations exceed the fair market value of the underlying equipment. In January 2003, the Term Sheet was approved by the Bankruptcy Court. Pursuant to the Term Sheet, Boston Rental may purchase equipment underlying the Company’s leases at fair market value or obtain similar equipment from third party sources and then rent such equipment to the Company at substantially less than the Company’s existing lease obligations. As part of Boston Rental’s acquisition of equipment from an equipment lessor, the equipment lessor will be required to terminate the operating lease and settle all claims against the Company. In the event an equipment lessor is not willing to settle its leases at fair market value, the Company may reject the lease under the Bankruptcy Code and may rent similar equipment from Boston Rental to replace the equipment underlying the rejected lease. From and after the effective date of the Proposed Plan, the Company has the option to acquire all of the stock or assets of Boston Rental for an amount in cash equal to the equity capital contributed to Boston Rental, plus assumption of indebtedness, plus certain costs and expenses as described in the Term Sheet. During the three months ended March 31, 2003, the Company recorded $260,000 of rental expense related to equipment rented from Boston Rental.

      Boston Rental was formed exclusively for the purpose described above and is wholly owned by Phoenix Rental Partners, LLC (“Phoenix”) and Baupost Capital LLC (“Baupost”). The principal owners of Phoenix are Bryan T. Rich and Douglas M. Suliman. Pursuant to a merger agreement, dated October 22, 1998, the Company acquired Logan Equipment Corp. (“Logan”), an entity owned by Messrs. Rich and Suliman in exchange for cash, approximately $8.4 million of unsecured convertible promissory notes and 3.3 million shares of the Company’s common stock. Following the acquisition of Logan, Mr. Rich was employed by NationsRent as the Senior Vice President—Northeast Region through December 2000. Since the Petition Date, Baupost and Phoenix have acquired a majority of the Company’s prepetition senior secured bank debt. Messrs. Suliman and Rich also hold certain other prepetition unsecured claims against the Debtors resulting from the acquisition of Logan. TREC LLC, an entity affiliated with Mr. Rich, leases three pieces of real property to the Company. Baupost also owns $2 million in face amount of the Company’s prepetition 10-3/8% senior subordinated notes due 2008.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

      The following discussion and analysis of our consolidated results of operations and financial condition should be read in conjunction with the unaudited interim consolidated financial statements and the related notes included herein and the consolidated financial statements for the year ended December 31, 2002 appearing in our Annual Report on Form 10-K filed with the Securities and Exchange Commission.

General

      NationsRent, Inc. and all of its subsidiaries (“NationsRent,” the “Company,” the “Debtors,” “we” or “us”) is a leading provider of rental equipment in the United States. We offer a comprehensive line of equipment for rent primarily to a broad range of construction, industrial and homeowner customers including general contractors, subcontractors, highway contractors, manufacturing plants, distribution centers and other commercial businesses. We also sell used and new equipment, merchandise, spare parts and supplies. As of April 30, 2003, we operated 249 equipment rental locations in 26 states. We have become a leading provider of rental equipment as a result of a combination of having acquired platform companies in target markets, opened or acquired additional locations concentrated around those businesses and expanded the selection and availability of our rental fleet.

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

      The Bankruptcy Code provides that the Debtors have the exclusive right for certain specified periods during which only they may file and solicit acceptances of a plan of reorganization. If the Debtors fail to file a plan of reorganization during this exclusive period or any extensions thereof or, after such plan has been filed, if the Debtors fail to obtain acceptance of such plan from the requisite impaired classes of creditors and equity holders during the exclusive solicitation period, any party in interest, including a creditor, an equity holder, a committee of creditors or equity holders, or an indenture trustee, may file their own plan of reorganization for the Debtors. The initial exclusive period of the Debtors to file a plan of reorganization was set to expire on April 15, 2002 and the initial exclusive period of the Debtors to solicit acceptance of a plan of reorganization was set to expire on June 15, 2002. The Debtors have filed successive motions to extend such exclusive periods. The exclusive period of the Debtors to file a plan of reorganization is now set to expire on the earlier of June 30, 2003 or 30 days after the entry of an order denying confirmation of the Debtors’ proposed plan of reorganization described below, and the exclusive period of the Debtors to solicit acceptance of a plan of reorganization is now set to expire 60 days after expiration of the exclusive period to file a plan of reorganization.

      In June 2002, the Debtors filed their proposed Joint Plan of Reorganization and related disclosure statement with the Bankruptcy Court. In December 2002, after negotiating with several parties in interest, the Debtors filed their First Amended Joint Plan of Reorganization (as modified, the “Proposed Plan”) and related disclosure statement (the “Disclosure Statement”). The Proposed Plan was jointly proposed by the Debtors, the official committee of unsecured creditors and the holders of a majority of the bank debt under the Debtors’ prepetition senior secured credit facility. In April 2003, the Debtors filed a modification (the “Plan Modification”) to the First Amended Joint Plan of Reorganization which provides for up to $80 million of additional junior capital in order to consummate the plan of reorganization. Under the terms of the Proposed Plan, on the effective date (i) the holders of allowed claims under the Debtors’ prepetition senior secured credit facility shall receive 63.3% of the new common stock, new preferred stock and new subordinated notes of the reorganized company, (ii) a creditor trust for the benefit of the holders of allowed general unsecured claims shall receive 3.3% of the new securities and $300,000 in cash and (iii) a new investor group shall purchase 33.3% of the new common stock, new preferred stock and new subordinated notes of the reorganized company for $80 million. The Proposed Plan does not provide for any value or distribution to existing equity holders of the Company.

      The confirmation of a plan of reorganization is one of the Company’s primary objectives. In February 2003, the Bankruptcy Court approved the Disclosure Statement which together with the Proposed Plan has been sent to all creditors for approval. The deadline to vote to accept or reject the Proposed Plan was March 21, 2003. The Proposed Plan was overwhelmingly approved by the Debtor’s creditors who voted on such plan. In April 2003, the Bankruptcy Court found that the Plan Modifications do not adversely change the treatment of the claim of any creditor or the interest of any equity security holder of the Debtors who has not accepted such Plan Modification and therefore, the Proposed Plan as modified by the Plan Modification, is deemed accepted by all creditors who have previously accepted the Proposed Plan. The hearing to consider confirmation of the Proposed Plan is presently scheduled for May 13, 2003 at 10:00 A.M. in the Bankruptcy Court. In order to confirm a plan of reorganization, the Bankruptcy Court, among other things, is required to find that (i) with respect to each impaired class of creditors and equity holders, each holder in such class has accepted the plan or will, pursuant to the plan, receive at least as much as such holder would receive in a liquidation, (ii) each impaired class of creditors and equity holders has accepted the plan by the requisite vote (except as described in the following sentence), and (iii) confirmation of the plan is not likely to be followed by a liquidation or a need for further financial reorganization of the Debtors or any successors to the Debtors unless the plan proposes such liquidation or reorganization. If any impaired class of creditors or equity holders does not accept the plan and, assuming that all of the other requirements of the Bankruptcy Code are met, the proponents of the plan may invoke the “cram down” provisions of the Bankruptcy Code. Under these provisions, the Bankruptcy Court may confirm a plan notwithstanding the non-acceptance of the plan by an impaired class of creditors or equity holders if certain requirements of the Bankruptcy Code are met. These requirements may, among other things, necessitate payment in full for senior classes of creditors before payment to a junior class can be made.

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

     DIP Financing Facility

      In March 2002, the Bankruptcy Court entered the DIP Financing Order authorizing the Debtors to enter into the DIP Financing Facility and to grant first priority primary liens, mortgages, security interests, liens (including priming liens) and superiority claims on substantially all of the assets of the Debtors to secure the DIP Financing Facility. The original DIP Financing Facility provided the Debtors with a revolving credit facility of up to $55.0 million and was scheduled to expire in December 2002. In December 2002, the Debtors amended and restated the DIP Financing Facility to increase availability up to $75.0 million (including up to $30.0 million for letters of credit) and to extend its term until June 30, 2003. Under the terms of the amended and restated DIP Financing Facility, availability is subject to a borrowing base based upon eligible rental equipment and trade accounts receivable. Amounts borrowed under the DIP Financing Facility bear interest per annum equal to the agent’s capital index rate plus 2.00%. In addition to a $500,000 commitment fee and a $750,000 syndication fee, there is an unused commitment fee of 0.50%, a letter of credit fee of 3.25%, and a letter of credit fronting fee of up to 0.25%. The DIP Financing Facility is secured by super-priority claims and liens on the real and personal assets of the Company that also secure the prepetition senior credit facility. The DIP Financing Facility contains financial covenants requiring a minimum operating cash flow, as well as other covenants that limit, among other things, indebtedness, liens, sales of assets, capital expenditures, investments, and prohibit dividend payments.

      In connection with the DIP Financing Facility, our prepetition senior credit facility was amended to provide for subordination of the liens (to the liens under the DIP Financing Facility) and use of cash collateral.

      As of May 8, 2003, the Company had $36.9 million of cash borrowings and had $20.0 million in letters of credit outstanding under the DIP Financing Facility.

     Liquidity Requirements

      Our net cash provided by operations was $6.3 million and $26.3 million for the three months ended March 31, 2003 and 2002, respectively. The decrease in cash provided by operations was due primarily to the payment of postpetition accounts payable and of obligations arising under unexpired leases for the three months ended March 31, 2003, whereas for the three months ended March 31, 2002, there was a stay of pre-petition liabilities subject to compromise and of obligations arising under unexpired leases of nonresidential property during the 60 day period following the Petition Date. Net cash used in investing activities was $8.3 million for the three months ended March 31, 2003, primarily reflecting $7.9 million for purchases of rental equipment, $2.2 million for purchases of and improvements to property and equipment and $1.8 million of proceeds from the sale of rental equipment. Cash provided by financing activities was $8.7 million for the three months ended March 31, 2003 and was primarily a result of net borrowings under our DIP Financing Facility and repayments of debt.

      Our short-term cash requirements for our existing operations consist primarily of expenditures to repair and maintain our rental equipment fleet, working capital requirements and purchase of merchandise inventory and other operating activities. In addition, a substantial portion of our cash generated will be used to meet postpetition operating lease and postpetition secured purchase money note obligations.

      We estimate that equipment expenditures over the next 12 months for our existing locations and for new store openings will be in the range of $12.0 million to $15.0 million and proceeds from sales from used equipment will be in the range of $3.0 million to $10.0 million, without giving consideration to the Proposed Plan.

      During the three months ended March 31, 2003, we opened 8 NationsRent stores within Lowe’s stores. As of March 31, 2003, we had opened a total of 78 such stores within Lowe’s stores, and expect to open 22 additional stores in 2003. We estimate that the average capital costs associated with opening a Lowe’s location to be in the range of $0.3 million to $0.5 million. See “—New Stores” for more information about our Lowe’s alliance.

      We believe cash generated from operations and borrowings under our DIP Financing Facility will be sufficient to fund our cash requirements for existing operations, equipment capital expenditures and new store openings through June 2003. In connection with the Proposed Plan, we are currently negotiating exit financing to refinance the DIP Financing Facility and provide for liquidity upon emergence from the Chapter 11 Cases. Our ability to fund existing operations, equipment capital expenditures and new store openings in 2003 and beyond will depend on our ability to obtain exit financing and the outcome of the approval process of our Proposed Plan.

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

      The remaining components of these charges, along with the activity for 2003 related to these charges, are presented in the following table (in thousands):

		2003 Activity

	Reserve				Reserve
	Balance at	Amounts	Deductions		Balance at
	December 31,	Charged to			March 31,
	2002	Income	Cash	Non-Cash	2003

Employee termination severance costs	$1,815	$—	$—	$—	$1,815
Facility closures	324	—	—	—	324

	$2,139	$—	$—	$—	$2,139

      The remaining reserve balance at March 31, 2003 for employee termination severance costs relates to the remaining severance payments due to employees terminated under the 2000 restructuring plan.

      The remaining reserve balance at March 31, 2003 for office closures relates to certain office equipment leases that we have not yet received Bankruptcy Court approval to reject.

      The timing and the amount of any distribution related to the remaining reserve balances will be determined by the resolution of the Chapter 11 Cases.

New Stores

      In October 2000, we entered into an exclusive multi-year strategic alliance with Lowe’s Companies, Inc., the world’s second largest home improvement retailer (“Lowe’s”), to operate NationsRent rental centers within select Lowe’s home improvement stores. Operating as a store within a store adjacent to the entrance of a Lowe’s store, the NationsRent stores will rent our full line of construction tools and equipment to Lowe’s customers. We will lease these rental centers from Lowe’s for terms initially expiring in 2008 with two five-year renewal options. The Lowe’s strategic alliance has and will require us to accelerate investments in systems, training, brand support and other store start-up costs. As of March 31, 2003, we operated 78 NationsRent rental centers at Lowe’s locations. In April 2002, the Debtors obtained approval from the Bankruptcy Court to continue the scheduled opening of NationsRent rental centers within select Lowe’s home improvement stores. Given our recent financial performance and the uncertainties associated with our Chapter 11 Cases, there can be no assurance that our relationship with Lowe’s will not be impaired.

Historical Results of Operations

     Three Months Ended March 31, 2003 and March 31, 2002

     Revenue. Total revenue decreased $6.1 million, or 6.2% for the three months ended March 31, 2003 when compared to the same period in 2002. Rental revenue decreased $6.3 million, or 6.9% for the three months ended March 31, 2003 when compared to the same period in 2002. Rental revenue was negatively impacted in 2003 by: (i) the weak economy in general and particularly the continuing weakness in non-residential construction activity which has negatively impacted rental rates and deployment, (ii) severe winter weather in certain of our regions in 2003 and (iii) a reduction in average rental fleet size for the three months ended March 31, 2003 when compared to the same period in 2002.

     Sales of equipment, merchandise, service, parts and supplies increased $0.2 million, or 3.2% for the three months ended March 31, 2003 when compared to the same period in 2002.

     Gross Profit. Gross profit decreased $12.9 million, or 140.4% for the three months ended March 31, 2003 when compared to the same period in 2002. Gross profit as a percentage of total revenue was (4.0)% for the three months ended March 31, 2003, compared to 9.3% for the same period in 2002. Gross profit for the three months ended March 31, 2003 was negatively impacted when compared to the same period in 2002 by: (i) the decrease in rental revenue discussed above, (ii) an increase in repairs and maintenance expense over the prior period as a result of an increase in the average age of our fleet, (iii) an increase in fuel expense as a result of increased fuel prices, (iv) an increase in labor costs due primarily to NationsRent rental centers at Lowe’s openings throughout 2002 and (v) increased insurance costs.

     Operating Expenses. Selling, general and administrative expenses decreased $0.2 million for the three months ended March 31, 2003 when compared to the same period in 2002. The decrease in selling, general and administrative expenses was primarily due to a decrease in salary and wage expense for the three months ended March 31, 2003 when compared to the same period in 2002. Selling, general and administrative expenses as a percentage of total revenue were 22.6% and 21.4% for the three months ended March 31, 2003 and 2002, respectively. The 1.2% increase in selling, general and administrative expenses as a percentage of total revenue for the three months ended March 31, 2003 when compared to the same period in 2002 was primarily due to the decrease in total revenue mentioned above.

     Non-rental equipment depreciation and amortization increased $0.3 million for the three months ended March 31, 2003 when compared to the same period in 2002. This increase is primarily related to an increase in depreciation expense for property and non-rental equipment as a result of new NationsRent rental centers at Lowe’s openings in 2002.

     Operating Loss. Operating loss was $28.3 million for the three months ended March 31, 2003, as a result of the factors discussed above.

     Other Income and Expense. Interest expense decreased $11.1 million for the three months ended March 31, 2003 when compared to the same period in 2002. The decrease was due primarily to the fact that in accordance with the American Institute of Certified Public Accountants (“AICPA”) Statement of Position (“SOP”) 90-7, “Financial Reporting by Entities in Reorganization under the Bankruptcy Code,” interest expense is reported only to the extent that it will be paid during the Chapter 11 Cases or that it is probable that it will be an allowed claim. Interest expense reported during the three months ended March 31, 2002 is primarily attributable to pre-petition borrowings under our senior credit facility. Interest expense reported during the three months ended March 31, 2003 does not include interest attributable to our pre-petition senior credit facility as these interest payments were discontinued in 2002. The decrease in interest expense for the three months ended March 31, 2003 was partially offset by the recording of $0.8 million of interest expense related to the settlement of certain operating leases that have now been recorded as debt. Contractual interest expense and amortization of deferred financing costs not accrued or recorded on certain pre-petition debt totaled $22.3 million and $7.5 million for the three months ended March 31, 2003 and 2002, respectively.

     Reorganization Items, net. Net (income)/expenses resulting from the reorganization of our business as a result of our chapter 11 filing were $(7.3) million and $3.2 million for the three months ended March 31, 2003 and 2002, respectively. The amounts recorded for the three months ended March 31, 2003 include a gain of $7.5 million related to the settlement of operating leases and a gain of $3.2 million related to the settlement of debt. See item 1. - “Financial Statements - Note 6 - Reorganization Items, Net.”

     Income Taxes. We did not record a tax benefit for the three months ended March 31, 2003, due to the uncertainty of the realizability of our deferred tax assets.

     Net Loss. Net loss was $22.5 for the three months ended March 31, 2003, as a result of the factors discussed above.

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

Factors That May Affect Future Results

      Certain statements and information in this Quarterly Report on Form 10-Q may include “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including in particular the statements about our plans, strategies and prospects under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” These statements are based on our current plans and expectations and involve risks and uncertainties that could cause actual future activities and results to be materially different from those set forth in these forward-looking statements. Important factors that could cause actual results to differ materially from our forward-looking statements are set forth below and elsewhere in this Quarterly Report on Form 10-Q and in the Company’s Annual Report on Form 10-K for the year ended December 31, 2002 filed with the Securities and Exchange Commission. Such factors include, among others:

•	There are significant uncertainties relating to our Chapter 11 Cases

•	We face uncertainty with respect to treatment of our liabilities in connection with our Chapter 11 Cases

•	Our status as a debtor-in-possession under chapter 11 of the Bankruptcy Code raises “going concern” questions

•	We have substantial debt and are highly leveraged

•	We have experienced losses which are likely to continue and may increase in future periods

•	Our capital resources and access to additional financing are limited

•	We are subject to restrictions on the conduct of our business imposed by our financing facilities and the Chapter 11 Cases

•	Our equity holders will not receive any value or distribution for their interests under our plan of reorganization

•	Our rental fleet is subject to residual value risk upon disposition

•	Our reorganization will require substantial effort by management

•	Our business is subject to changes in construction and industrial activities

•	We may not be able to execute our business strategy

•	We may not be able to recover the start-up costs of our strategic alliance with Lowe’s

•	The equipment rental industry is highly competitive and some of our competitors are financially stronger than we are

•	Our revenue and operating results are likely to continue to fluctuate

•	We must comply with various safety and environmental regulations that may increase our expenses and liabilities

•	Some of our liabilities may not be covered by insurance

•	Our operations are dependent on information systems

      We make no commitment to disclose any revisions to forward-looking statements, or any fact, events or circumstances after the date hereof that may bear upon forward-looking statements.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

      Our exposure to market risk is limited primarily to the fluctuating interest rates associated with our variable rate indebtedness. Our variable interest rates are subject to interest rate changes in the United States and the Eurodollar market. At March 31, 2003, we had $798.6 million of variable rate contractual indebtedness representing approximately 69.9% of our total contractual debt outstanding, at an average interest rate of 6.67%. At March 31, 2003, we had $27.1 million of variable rate indebtedness not subject to compromise representing approximately 35.2% of our total debt not subject to compromise outstanding at an average rate of 6.08%. We do not hold or issue derivative financial instruments for trading or speculative purposes. As of April 2002, all of our interest rate swap agreements had terminated or expired.

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

Item 6.  Exhibits and Reports on Form 8-K

(a) Exhibits

Exhibit
Number		Description

2.1	—	First Amended Joint Plan of Reorganization, dated February 7, 2003, of NationsRent, Inc. and its subsidiaries.(13)
2.2	—	Modifications to First Amended Joint Plan of Reorganization, dated April 16, 2003, of NationsRent and its subsidiaries.(13)
3.1	—	Amended and Restated Certificate of Incorporation of the Company.(1)
3.2	—	Amended and Restated By-Laws of the Company.(8)
3.3	—	Certificate of Designation for Series A Convertible Preferred Stock.(4)
3.4	—	Certificate of Amendment to Certificate of Designation for Series A Convertible Preferred Stock.(3)
3.5	—	Certificate of Designation for Series B Convertible Preferred Stock.(5)
4.1	—	Unregistered 10 3/8% Global Senior Subordinated Notes due 2008.(2)
4.2	—	Registered 10 3/8% Senior Subordinated Notes due 2008.(2)
4.3	—	Senior Subordinated Guarantee dated December 11, 1998, of the Guarantors as defined therein.(2)
4.4	—	Indenture, dated December 11, 1998, by and among Company, the Guarantors and The Bank of New York.(2)
4.5	—	Registration Rights Agreement, dated December 11, 1998, by and among the Company, the Guarantors and the Initial Purchasers as defined therein.(2)
4.6	—	Fifth Amended and Restated Revolving Credit and Term Loan Agreement, dated as of August 2, 2000, by and among the Company, certain of its subsidiaries, Fleet National Bank (f/k/a BankBoston, N.A.) and the other lending institutions party thereto, Fleet National Bank, as administrative agent, Bankers Trust Company, as syndication agent, and Scotiabanc Inc., as documentation agent.(5)
4.7	—	Second Amended Restated Security Agreement, dated as of August 2, 2000, between the Company, certain of its subsidiaries, and Fleet National Bank (f/k/a BankBoston, N.A.), as administrative agent.(5)
4.8	—	First Amendment to the Fifth Amended and Restated Revolving Credit and Term Loan Agreement and to the Second Amended and Restated Security Agreement, dated as of March 14, 2001, by and among the Company, certain of its subsidiaries, Fleet National Bank (f/k/a BankBoston, N.A.) and the other lending institutions party thereto, Fleet National Bank, as administrative agent, Bankers Trust Company, as syndication agent, and Scotiabanc Inc., as documentation agent.(6)
4.9	—	Second Amendment to the Fifth Amended and Restated Revolving Credit Agreement and Term Loan Agreement, dated as of August 10, 2001, by and among the Company, certain of its subsidiaries, the lending institutions party thereto, Fleet National Bank (f/k/a BankBoston, N.A.), as administrative agent, Bankers Trust Company, as syndication agent, and The Bank of Nova Scotia, as documentation agent.(7)
4.10	—	Third Amendment to the Fifth Amended and Restated Revolving Credit and Term Loan Agreement, dated as of December 14, 2001, by and among the Company, certain of its subsidiaries, the lending institutions party thereto, Fleet National Bank (f/k/a BankBoston, N.A.), as administrative agent, Bankers Trust Company, as syndication agent, and The Bank of Nova Scotia, as documentation agent.(9)
4.11	—	Fourth Amendment to the Fifth Amended and Restated Revolving Credit and Term Loan Agreement, dated as of December 5, 2002, by and among the Company, certain of its subsidiaries, the lending institutions party thereto, Fleet National Bank (f/k/a BankBoston, N.A.), as administrative agent, Bankers Trust Company as syndication agent, and the Bank of Nova Scotia, as documentation agent.(12)
4.12	—	Debtor In Possession Revolving Credit Agreement, dated as of December 18, 2001, among NationsRent, Inc. and its subsidiaries party thereto, as debtors and debtors in possession and as joint and several Borrowers, and the lending institutions referred to therein as Banks and Fleet National Bank, as administrative agent, syndication agent, swing lender, and issuing bank, and Fleet Securities, Inc. as lead arranger and book manager.(9)
4.13	—	Security Agreement, dated as of December 18, 2001, among the Company, certain of its subsidiaries, and Fleet National Bank (f/k/a BankBoston, N.A.), as administrative agent.(9)
4.14	—	First Amendment to Debtor In Possession Revolving Credit Agreement and to Security Agreement, dated as of January 31, 2002, by and among the Company, certain of its subsidiaries, the financial institutions party thereto, Fleet National Bank (f/k/a BankBoston, N.A.), as administrative agent, and First Union National Bank, as syndication agent.(9)

Exhibit
Number		Description

4.15	—	Second Amendment to Debtor In Possession Revolving Credit Agreement, dated as of June 28, 2002, by and among the Company, certain of its subsidiaries, the financial institutions party thereto, Fleet National Bank (f/k/a BankBoston, N.A.), as administrative agent, and First Union National Bank, as syndication agent.(10)
4.16	—	Third Amendment to Debtor In Possession Revolving Credit Agreement, dated as of September 27, 2002, by and among the Company, certain of its subsidiaries, the financial institutions party thereto, Fleet National Bank (f/k/a Bank Boston, N.A.), as administrative agent, and First Union National Bank, syndication agent.(11)
4.17	—	Amended and Restated Debtor In Possession Revolving Credit Agreement, dated as of December 31, 2002, by and among the Company, certain of its subsidiaries, the financial institutions party thereto, General Electric Capital Corporation as administrative agent, syndication agent, and co-agent and GECC Capital Markets Group, Inc., as Lead Arranger and Book Manager.(12)

Exhibit
Number		Description

10.1	—	Form of Key Employee Severance Benefit Plan.(9)
10.2	—	Form of Key Employee Retention Bonus Plan.(9)
10.3	—	Executive Transition Agreement dated as of December 14, 2001 by and between the Company and James L. Kirk.(9)
10.4	—	Employment Agreement dated as of August 19, 2002 by and between the Company and D. Clark Ogle.(11)
10.5	—	Term Sheet Regarding Equipment Settlement Program, dated as of December 23, 2002, between Boston Rental Partners, LLC and NationsRent, Inc. (13)
99.3	—	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(13).
99.4	—	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(13).

(1)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 1998.
(2)	Incorporated by reference to the Company’s Registration Statement on Form S-4, Commission File No. 333-69691.
(3)	Incorporated by reference to the Company’s Registration Statement on Form S-3, Commission File No. 333-88603.
(4)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 1999.
(5)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the period ending June 30, 2000.
(6)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000.
(7)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the period ending June 30, 2001.
(8)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on August 31, 2001.
(9)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001.
(10)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the period ending March 31, 2002.
(11)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the period ending September 30, 2002.
(12)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002.
(13)	Filed herewith.

(b) Reports on Form 8-K

      The Company did not file any Current Reports on Form 8-K during the quarter ending March 31, 2003.

SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NATIONSRENT, INC.

Date: May 9, 2003	By: /s/ D. CLARK OGLE D. Clark Ogle Chief Executive Officer (Principal Executive Officer)

Date: May 9, 2003	By: /s/ EZRA SHASHOUA Ezra Shashoua Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Date: May 9, 2003	By: /s/ BRENT D. HOUSE Brent D. House Controller (Principal Accounting Officer)

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

Date: May 8, 2003

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

Date: May 8, 2003

/s/ EZRA SHASHOUA

Ezra Shashoua
Executive Vice President and
Chief Financial Officer